Form 10-K
period 2005-12-31
SGX PHARMACEUTICALS, INC.
filed 2006-03-31
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51745

SGX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1523147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10505 Roselle Street
San Diego, CA 92121
(Address of principal executive offices, including zip code)

(858) 558-4850
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark the whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock listed on the Nasdaq National Market on March 27, 2006 was $45,246,447, based on a closing price of $7.87 per share, excluding 9,264,464 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 27, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use March 27, 2006 as the calculation date, as on June 30, 2005 (the last business day of the registrant’s second fiscal quarter) the registrant was a privately held concern.

As of March 27, 2006, there were 15,013,695 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SGX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance and are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Risks Factors” in Item 1A of this Form 10-K and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are a biotechnology company incorporated in Delaware on July 16, 1998 and focused on the discovery, development and commercialization of innovative cancer therapeutics. We are developing Troxatyl, a novel compound which is currently in a pivotal Phase II/III clinical trial for the third-line treatment of Acute Myelogenous Leukemia, or AML, a blood cancer. Third-line treatment refers to the treatment of patients who have already received two regimens of chemotherapy with the goal of remission. There is no approved therapy or standard of care for the third-line treatment of AML. If the results of our ongoing Phase II/III clinical trial are positive, we intend to complete submission of our rolling New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, in early 2007, leading to a potential product launch during 2007. While Troxatyl has not been compared to other chemotherapeutic agents in head-to-head studies, based on preclinical data and clinical data gathered from more than 730 patients prior to the commencement of the pivotal Phase II/III clinical trial, we believe that Troxatyl may be superior, in terms of both efficacy and tolerability, to currently utilized therapies for the second- and third-line treatment of AML, as well as other cancers. We licensed exclusive worldwide rights to Troxatyl from Shire BioChem Inc. in July 2004.

We are also building an internal oncology product pipeline and generating lead compounds, which are drug-like small molecules with characteristics that have the potential to be appropriate for treatment of disease, for ourselves and partners through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST. We have successfully applied FAST to generate novel, potent and selective small molecule compounds in a matter of months for many proteins, or drug targets that have been implicated in cancers and other diseases. We are developing our first product candidate discovered using FAST, an inhibitor of an enzyme known as BCR-ABL, in collaboration with Novartis Institutes for Biomedical Research, Inc. (Novartis) under a license and collaboration agreement signed in March 2006. We anticipate selecting a development candidate under this collaboration in the second quarter of 2006 and filing an Investigational New Drug, or IND, application in the first half of 2007. In this program, we designed and are developing this product candidate as a treatment for Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow, which is resistant to treatment with the current standard of care, Gleevec® (imatinib mesylate) marketed by Novartis Pharmaceuticals Corporation. The goal of the collaboration is to develop a once-daily oral therapy for the treatment of both first-line and Gleevec-resistant CML An additional internal program is at the lead optimization stage and is focused on the target MET, a protein that controls cell growth and division and is implicated in a range of solid tumors. Lead optimization is the stage at which lead compounds are further modified to improve their potency, specificity, in vivo efficacy and safety. Based on our experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that FAST is capable of producing at least one new IND candidate per year, starting in 2007 with our BCR-ABL program. Based on FAST and related technologies, we have generated aggregate revenues from collaborations, commercial agreements and grants of approximately $67.0 million in 2005, 2004 and 2003.

The chart below summarizes the status of our most advanced ongoing and currently planned clinical and preclinical development programs:

Program/Indication	Status	Marketing Rights

Troxatyl		SGX (Worldwide)
• Third-line AML	Pivotal Phase II/III trial ongoing (data expected second half of 2006)
• Second-line AML	Phase I Ara-C combination trial (initiate second quarter of 2006)
Phase III Ara-C combination trial (initiate first half of 2007)
• MDS	Phase I/II trial (initiate second half of 2006)
• Solid tumors	Phase I/II trial (initiate first half of 2007)
BCR-ABL		Novartis (Worldwide)
SGX (U.S. and Canada Commercialization rights)
• Gleevec-resistant CML	Preclinical development (IND expected in first half of 2007)
MET		SGX (Worldwide)
• Solid tumors	Lead optimization
K-RAS		SGX (Worldwide)
• Solid tumors	Lead discovery

Troxatyl

Troxatyl is a novel analog of cytidine, one of the four nucleosides that are the building blocks of deoxyribonucleic acid, or DNA. Nucleoside analogs such as Troxatyl inhibit synthesis of DNA in dividing cells, thereby causing those cells to die. Several nucleoside analogs have been used for many years as anti-cancer and anti-viral treatments. Troxatyl has a markedly different chemical structure and different biochemical properties than the commonly used cytidine analogs Gemzar® (gemcitabine), marketed by Eli Lilly and Company, and cytarabine, a generic compound often known as Ara-C. For example, some cancer cells develop resistance to Ara-C, by using an enzyme to break it down. Troxatyl is not broken down by this enzyme. In addition, based on preclinical studies, Troxatyl is effective against cancer cells which have become resistant to other cancer drugs by rapidly pumping them out of the cell.

Based on preclinical studies and clinical trials, we believe the unique properties and advantages of Troxatyl include:

•	activity against tumors that are resistant to multiple cancer drugs, including Ara-C, anthracyclines, another class of drugs commonly used in the treatment of AML, and Gemzar, which is often used for the treatment of certain solid tumors;

•	entrance into cells by slow, passive diffusion, which is a different route than many other cancer drugs and may provide the basis for improved safety and activity profiles;

•	a more manageable and transient side effect profile, including absence of significant central nervous system and liver toxicity in patients, as compared to Ara-C; and

•	synergy in combination with Ara-C, Gemzar and Gleevec.

Based on these characteristics, we believe Troxatyl has the potential to improve overall survival rates and quality of life for patients and therefore be an effective therapy for various cancers.

More than 700 patients were enrolled in Phase I and Phase II clinical trials conducted by Shire, in which Troxatyl was administered in the majority of cases by bolus intravenous, or IV, injection to treat blood cancers and solid tumors. Promising early clinical results were observed in AML, where treatment with Troxatyl resulted in an

18% overall response rate in relapsed or refractory disease patients. Bolus IV injection involves administering the drug or potential drug as a single dose over a short period of time.

However, based on our recent clinical trials and preclinical studies, we now believe that neither the dose nor bolus IV injection mode of administration utilized in those trials was optimal. Because Troxatyl enters cells by passive diffusion, cancer cells require longer exposure to achieve desired intracellular concentrations of Troxatyl than can be achieved by periodic IV administration. This conclusion was corroborated by preclinical studies, such as one that showed the concentration of Troxatyl required to kill cancer cells was reduced by approximately ten-fold when time of exposure was increased from one to three days. These considerations provided the basis for the design of our Phase I/II clinical trial in which Troxatyl was administered for the third-line treatment of AML by continuous IV infusion over several days. Based on data from this trial completed in May 2005, we believe Troxatyl is more active when administered by continuous IV infusion compared to bolus IV injection, and we believe we have identified the optimal dose of Troxatyl for the single-agent treatment of AML.

Based on clinical experience and preclinical data, we also believe Troxatyl in combination with Ara-C for the second-line treatment of AML may provide efficacy superior to Ara-C alone, which is widely used for this indication. Second-line treatment refers to the treatment of patients who have already received one regimen of chemotherapy with the goal of remission. In addition to our ongoing pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of patients with AML, we intend to initiate a Phase III clinical trial of Troxatyl for the second-line treatment of AML in the first half of 2007.

Troxatyl has also shown promising activity in Phase I and Phase II clinical trials in the treatment of various other cancers or precancerous conditions, such as Myelodysplastic Syndromes, or MDS, a group of precancerous conditions in which bone marrow does not produce enough mature, healthy blood cells, and solid tumors such as pancreatic cancer and renal cell carcinoma. Based on these results, we are conducting a Phase I clinical trial for the treatment of solid tumors, and intend to initiate clinical trials for the treatment of MDS and other solid tumor indications.

In July 2004, we licensed exclusive worldwide rights to Troxatyl from Shire. Under the terms of the agreement, we made an upfront payment of $3.0 million and a payment of $1.0 million on the one-year anniversary of the agreement. We will also be required to make milestone payments of up to $17.0 million based on successful development and regulatory approval of Troxatyl for the treatment of AML, and will be required to make royalty payments based on net sales, including minimum royalty payments of approximately $10.0 million over a four-year period following product launch. In the future, we may owe additional milestone payments to Shire upon the occurrence of other development and regulatory events for solid tumor and other indications. At the time, we received an exclusive license to issued U.S. patents, issued foreign patents, pending U.S. applications and pending foreign applications covering composition of matter, method of use and treatment, formulation and process relating to Troxatyl. Various patent applications and patents are directed to Troxatyl and its methods of manufacturing and use, along with Troxatyl formulations, intermediates and modes of administration. For example, one U.S. patent claims Troxatyl itself as a composition of matter. This U.S. composition of matter patent is due to expire in 2008 and there are corresponding applications pending in various other countries, as well as a granted European and Japanese patents. Additional U.S. patents encompass methods of treating cancer using Troxatyl, and methods of treating CML or AML with Troxatyl in patients previously treated with Ara-C, which are due to expire in 2015 and 2020 respectively. We believe that this intellectual property will provide the basis for patent protection of the composition of matter until 2008 in the United States and for methods of use and treatment (including combinations of Troxatyl and other compounds), and formulation and process until at least 2015 in the United States, the E.U. and certain other jurisdictions. Certain of these patents may be eligible for patent term extension by up to an additional five years in the United States.

Acute Myelogenous Leukemia

We are initially developing Troxatyl for the treatment of AML, a blood cancer that increases in incidence with age.

According to the American Cancer Society, AML represents approximately 90% of all acute leukemias in adults. In the United States, approximately 16,000 adult patients have AML with approximately 12,000 new patients diagnosed each year. Although induction chemotherapy, typically with Ara-C and an anthracycline, another class of chemotherapy drug, such as daunorubicin or idarubicin, results in complete remission in 50% to 60% of patients, relapse is common and long-term survival rates are less than 20%. Second-line treatment of AML often involves re-treatment with high dose Ara-C, and may also involve an anthracycline. In addition, the FDA has approved Mylotarg® (gemtuzumab ozogamicin), marketed by Wyeth Pharmaceuticals Inc., as second-line treatment for certain AML patients. We estimate approximately 8,000 patients per year are eligible to receive second-line treatment for this disease. The vast majority of these patients are either non-responsive or relapse within six months. There is no approved therapy or standard of care for the third-line treatment of AML and, based on a recent M. D. Anderson Cancer Center study, the historical response rate for patients we are targeting in our current pivotal Phase II/III clinical trial is less than 5%. Because of the high relapse rate and poor long-term survival of AML patients after treatment with anti-cancer drugs, the treatment goal for healthier patients is tumor eradication for at least three months to permit time for the identification of a suitable bone marrow donor and preparation of patients for this potentially curative, life-saving procedure. Studies have also shown that in relapsed AML, the treatment outcomes of complete response and complete response with partial platelet recovery correlate with equivalent clinical benefits in terms of both survival and outcomes in subsequent bone marrow transplantation.

Phase I/II Clinical Trial by Continuous IV Infusion.  We completed our first clinical trial evaluating Troxatyl dosing by continuous IV infusion in May 2005. This 48 patient trial enrolled various types of relapsed AML patients, including patients who had failed two or more prior chemotherapy regimens, patients who had also failed bone marrow transplantation and patients who failed to respond to prior treatment. Eight groups of patients received varying treatment regimens, ranging from 8.4 to 14.0 mg/m(2)/day of Troxatyl, for two to six days. Five patients achieved a complete response to their disease and four patients achieved a complete response with partial platelet recovery for an overall response rate of 19%. Importantly, the low-level toxicities we observed were not age-related, which is significant because the incidence of AML increases with age. The toxicities of currently available therapies, such as Ara-C and the anthracyclines, are known to be age-related. The duration of response has ranged from one to over 15 months. Several patients remain in active remission and median survival time for patients who achieved either a complete response or a complete response with partial platelet recovery was over 10.5 months.

Results from this Phase I/II clinical trial include:

•	at optimal dosing in this trial, the dose by continuous IV infusion of Troxatyl (12 mg/m(2)/day for five consecutive days, or a total dose of 60 mg/m(2)) is 50% higher than that obtained via consecutive daily IV dosing in a previous trial conducted by Shire (8 mg/m(2)/day for five consecutive days, or a total dose of 40 mg/m(2)); and

•	all nine patients who responded to Troxatyl achieved sustained levels of Troxatyl in the blood of approximately 80 ng/mL or higher and received dosing for greater than three days.

On the basis of these results, we have concluded that the safety and response data in these patients compare favorably to the M. D. Anderson Cancer Center historical data and support further development of Troxatyl for the treatment of AML. As part of our analysis of this Phase I/II clinical trial to determine the optimal strategy for further clinical development, we evaluated tumor response, side effect profiles and levels of Troxatyl in the blood across the different dose groups.

Because Troxatyl is primarily removed from the body by the kidneys, we evaluated the effect of kidney function on patient tumor response and side effect profile. Patients with the lowest kidney function achieved the highest levels of Troxatyl in the blood. Conversely, patients with the best kidney function were much less likely to achieve the drug levels of 80 ng/mL that we found closely associated with overall response. Consequently, for our pivotal Phase II/III clinical trial, we have chosen to exclude the approximately 20% of AML patients with the highest and lowest kidney function.

Summary data from our Phase I/II clinical trial are highlighted in the table below. In this table, “Phase II/III eligible” consists of those patients who both met our inclusion criteria for kidney function for our current pivotal Phase II/III clinical trial and were patients whose duration of response to second-line therapy was less than six months.

					Dosed > 3 Days and
	All Patients		Dosed > 3 Days		Phase II/III Eligible

Patients	48		41		15
Complete Response	5	(10%)	5	(12%)	2	(13%)
Complete Response with Partial Platelet Recovery	4	(8%)	4	(10%)	2	(13%)
Overall Response	9	(19%)	9	(22%)	4	(27%)
Severe or Life-Threatening Toxicity	10	(21%)	9	(22%)	5	(33%)

In August 2005, physicians at the M. D. Anderson Cancer Center published in Cancer an analysis of their experience with the third-line treatment of 594 adult AML patients utilizing a variety of anti-cancer drugs and therapies. This is the largest set of historical data that has been published for this patient group. To further evaluate the results of our Phase I/II clinical trial, we compared the responses of the subset of patients that would have been eligible for inclusion in our current pivotal Phase II/III clinical trial to a subset of 422 similar patients in the M. D. Anderson database to which we had been provided access in early 2005. For this subset of patients in our Phase I/II trial, we observed a complete response rate of 13% and a complete response with partial platelet recovery rate of 13%, with an overall response rate of 27%. By contrast, the historical comparison group had a complete response rate of 4.7%. The median survival time for Troxatyl treated patients who achieved either a complete response or a complete response with partial platelet recovery was over 10.5 months (with several patients still alive), which is greater than the historical data of approximately 2.1 months.

Current Phase II/III Clinical Trial.  Based on the results of our Phase I/II clinical trial, in July 2005 we initiated a pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML, with targeted enrollment of 211 patients. We are conducting a single-arm, open-label clinical trial. Because there is currently no approved therapy or standard of care for this patient population, we will compare the results of this trial to historical results observed at M. D. Anderson Cancer Center in similar patients. The enrollment criteria specify that patients must have received at least two previous regimens of induction chemotherapy to be considered third-line. In addition, they either must not have achieved a remission with two prior induction chemotherapy regimens, or must have relapsed after a first remission and failed to respond to a first salvage treatment or relapsed less than six months after a second complete response. Following discussions with the FDA in connection with our End-of-Phase II Meeting in May 2005, we designed our pivotal Phase II/III clinical trial with complete response as the primary clinical endpoint, or patient response on which a judgment will be made for FDA approval, and complete response with partial platelet recovery and duration of response as secondary endpoints. The clinical trial has been designed to enroll a sufficient number of patients to reliably detect a doubling of the historical complete response rate of 4.7% derived from the M. D. Anderson Cancer Center database.

We plan to discuss with the FDA including complete response with partial platelet recovery in the primary endpoint in our pivotal Phase II/III clinical trial. Studies have shown that in the relapsed (second line or third line) patient populations, clinical benefit in patients who have achieved a complete response with partial platelet recovery correlates with clinical benefit in those patients who have achieved a complete response. Duration of response would remain a secondary endpoint. A minimum of 140 patients with first complete response duration of less than twelve months and second complete response duration of less than six months, referred to as high-risk patients, will be treated to facilitate comparison with patients described in the Cancer publication from M. D. Anderson Cancer Center, described earlier.

The Phase II/III patient population is similar to that studied in our recently completed Phase I/II Troxatyl clinical trial. However, in contrast to the Phase I/II Troxatyl clinical trial, all patients will receive what we believe to be the optimal dosing by continuous IV infusion of 12 mg/m(2)/day for five days. Clinical response will be assessed and confirmed within approximately 90 days after dosing in each patient. Our data and safety monitoring board will perform interim safety and efficacy evaluations during this trial. We expect to complete enrollment in the trial in the third quarter of 2006 and announce the results in the fourth quarter of 2006.

To support the planned NDA submission and to further evaluate the relationship between kidney function and the level of Troxatyl in patients’ blood, we will carry out two parallel Phase I/II Troxatyl clinical trials dosing by continuous IV infusion. In one trial, we will target AML patients with high kidney function and, in the other, AML patients with poor kidney function, both patient groups that are being excluded from enrollment in our current pivotal Phase II/III trial. If the results of this pivotal Phase II/III trial are positive, we intend to complete submission of our rolling NDA to the FDA in early 2007. We have recently been granted fast track designation for Troxatyl for the third-line treatment of AML which may qualify us for a six-month review period by the FDA. Fast track designation means that the FDA has determined that the drug is intended to treat a serious or life-threatening condition for which there is no adequate therapy currently available. This designation also means that the FDA can take actions to expedite the development and review of a potential NDA.

Market Expansion Trials for AML.  We are initially developing Troxatyl for the third-line treatment of AML, because we believe this indication will provide the fastest route to market. However, we also plan to develop Troxatyl for the second-line treatment of AML. In the second quarter of 2006, we plan to initiate a Phase I clinical trial of Troxatyl in combination with Ara-C to determine optimal combination dosing. In the first half of 2007, we plan to initiate a controlled Phase III clinical trial of Troxatyl in combination with Ara-C versus Ara-C alone in the second-line treatment of AML. Additionally, we plan to evaluate Troxatyl in combination with the cancer drugs known as anthracyclines, such as daunorubicin or mitoxantrone, for the potential first-line treatment of AML. We believe this clinical development path may lead to combination therapy with Troxatyl and currently utilized cancer drugs, which may be more effective than monotherapy for the treatment of earlier stage AML patients.

Myelodysplastic Syndromes

MDS represents a group of precancerous conditions in which bone marrow does not make enough mature, healthy blood cells. MDS occurs when blood cells remain in an immature stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. MDS patients often need frequent blood transfusions to help fight fatigue and anemia. According to the Aplastic Anemia & MDS International Foundation, more than 80% of MDS cases occur in persons over 60 years old. Although the exact number of cases of MDS in the United States is unknown because, until recently, there had been no registry tracking this information, most estimates are between 12,000 and 20,000 new cases each year, with similar incidence and prevalence rates in Europe.

Commonly used classification systems group MDS patients into multiple risk groups, depending on the severity of disease, and have proven useful in identifying rates of survival and the likelihood of transformation to AML. MDS survival times range from approximately four months to six years. MDS often causes death from bleeding and infection, while transformation to AML occurs in approximately one-third of MDS patients. In 2004, the FDA approved Vidaza® (azacitidine), marketed by Pharmion Corporation, the first pharmaceutical treatment approved for this disease. This drug achieved a 16% overall response rate in its pivotal trial for MDS. In addition, the FDA recently approved Revlimid®, marketed by Celgene Inc., for use in a subset of MDS patients.

Troxatyl administered by bolus IV injection has shown promising activity against MDS in various Phase I and Phase II clinical trials conducted by Shire. For example, aggregate data from two clinical trials evaluating Troxatyl by bolus IV injection in combination with Ara-C or idarubicin showed five of eight high-risk MDS or MDS transformed to AML patients achieved a complete response, with durations of response ranging from at least six to 13 months. In our Phase I/II trial evaluating Troxatyl dosing by continuous IV infusion, the two AML patients who previously had MDS, while not classified as having achieved a complete response, survived to 19 and 24 months, which compares favorably with survival durations of 5 to 9 months for the most advanced forms of MDS.

In the second half of 2006, we plan to initiate a single-arm, open-label Phase I/II clinical trial of Troxatyl in high-risk MDS patients or MDS patients who have failed current MDS therapies, such as Vidaza® (azacitidine) or Dacogen® (decitabine). We will conduct a trial designed to establish appropriate dosing in an attempt to identify a Phase II Troxatyl dose by continuous IV infusion and dosing regimen for MDS. If results of this trial are positive, we would then conduct a larger Troxatyl clinical trial in high-risk patients as first-line therapy in combination with current MDS therapy. Specifically, following treatment with Troxatyl by continuous IV infusion, patients would be treated with Vidaza or Dacogen. Such a combination cancer treatment regimen would use Troxatyl to clear the patient’s bone marrow of leukemic immature stage blood cells in order to achieve a complete response, and another MDS therapy to stimulate bone marrow production of healthy blood cells to reduce blood transfusion frequency and potentially improve survival. We believe that combination treatment of MDS with Troxatyl by continuous IV infusion and another MDS therapy such as Vidaza or Dacogen has the potential to delay transformation of MDS to AML, increase overall survival, reduce blood transfusion frequency, and improve overall quality of life for these patients.

Solid Tumors

Based on bolus IV injection Troxatyl data obtained by Shire, we are investigating Troxatyl as a potential product candidate for treatment of solid tumors. Troxatyl administered by bolus IV injection has shown promising activity against pancreatic cancer and renal cell carcinoma, the most common form of kidney cancer.

Pancreatic Cancer.  According to the American Cancer Society, pancreatic cancer currently ranks as the fourth leading cause of cancer death in the United States. Survival rates for pancreatic cancer are extremely low, and the American Cancer Society estimates that there will be approximately 32,180 new cases of pancreatic cancer and 31,800 deaths in 2005. The disease is often resistant to chemotherapy and radiation therapy and tends to spread quickly to other parts of the body. According to the American Cancer Society, only 4% of all patients are alive five years after a diagnosis of pancreatic cancer. Currently, Gemzar is the standard of care for the first-line treatment for patients with advanced pancreatic cancer that cannot be removed by surgery.

Troxatyl administered by bolus IV injection has demonstrated promising activity in pancreatic cancer as a single agent. Troxatyl by bolus IV injection was evaluated in a Phase I clinical trial and subsequently in two Phase II open label, single-arm clinical trials in patients with advanced pancreatic cancer. In the first Phase II clinical trial, a total of 15 patients were enrolled, nine of whom were previously treated with either Gemzar or 5-fluorouracil, a widely used cancer drug. Clinical benefit response, an index including decreased pain, weight gain and performance status following chemotherapy, was the primary endpoint and two patients attained a clinical benefit response. In this Phase II clinical trial, median survival time was 22.9 weeks for patients who had not been previously treated with cancer drugs and 18.4 weeks for patients who had been previously treated. In the second Phase II clinical trial, 55 patients with generally more advanced disease were dosed with Troxatyl by bolus IV injection. Four-week cycles of treatment were repeated until disease progression. Time to treatment failure was the primary endpoint and overall survival was the secondary endpoint. In this Phase II clinical trial, time to treatment failure was 3.5 months and median survival time was 5.6 months. We believe these results compare favorably to Gemzar. In its pivotal Phase III clinical trial for the treatment of pancreatic cancer, Gemzar showed time to treatment failure of 2.3 months and median survival time of 5.7 months.

In preclinical studies, Troxatyl has shown synergistic activity in cells and additive activity in vivo in combination with Gemzar. A Phase I clinical trial showed that Troxatyl combined well with Gemzar for treatment of various solid tumors, including pancreatic cancer showing that the two agents could be combined at close to the maximum single agent doses with no unexpected toxicities being experienced.

Renal Cell Carcinoma.  According to the National Comprehensive Cancer Network, renal cell carcinoma comprises about 90% of kidney cancer. This cancer develops within the kidney’s microscopic filtering systems, the lining of tiny tubes that ultimately lead to the bladder. The American Cancer Society estimates that, in the United States in 2005, approximately 36,160 new cases of kidney cancer will be diagnosed, and an estimated 12,660 deaths will occur. According to the American Cancer Society, the overall five-year relative survival rate is 64%.

In previous clinical trials conducted by Shire, Troxatyl administered by bolus IV injection as a single agent demonstrated activity in renal cell carcinoma. Troxatyl by bolus IV injection was studied in a Phase II open label, single-arm clinical trial in 35 patients with advanced or metastatic renal cell carcinoma. Prolonged survival was seen in both intermediate and high risk populations. In the intermediate risk group, median survival time was approximately 18 months compared with approximately ten months seen in certain historical data. In the high risk group, median survival time was approximately eight months compared with approximately four months seen in certain historical data.

Development Plan.  We recently completed enrollment in a Phase I dose ranging clinical trial of Troxatyl by continuous IV infusion in patients with refractory solid tumors. No new or unexpected toxicities have been observed at exposure levels that now exceed those achieved in the previous Troxatyl trials dosed by bolus IV injection. We plan to initiate one or more Phase I/II clinical trials of Troxatyl by continuous IV infusion in the first half of 2007 for solid tumor indications, including liver cancer. In preclinical studies, Troxatyl inhibits the hepatitis B virus and has demonstrated activity against liver cancer. Because liver cancer is often associated with hepatitis B infection, we believe the combined anti-viral and anti-cancer properties of Troxatyl may provide additional benefits to these patients.

Research Programs

We are also building an internal oncology product pipeline and generating lead compounds for ourselves and potential partners through application of our drug discovery platform, FAST. We are focusing on targets where we believe FAST could provide a distinct advantage over conventional methods of lead discovery, the process of identifying active new chemical entities, which may be transformed by subsequent modification into a clinically useful drug. We have identified a portfolio of approximately 20 oncology drug targets that we believe are clearly implicated in cancers. Our principal areas of focus in oncology drug discovery are on protein and enzyme targets that have been implicated in cancers and other diseases, including BCR-ABL, MET and K-RAS.

BCR-ABL Kinase Inhibitor Program

Our most advanced program based upon FAST is focused on compounds that inhibit both wild type and Gleevec-resistant mutant forms of BCR-ABL tyrosine kinase, the enzyme that is responsible for CML. This program is being conducted in collaboration with Novartis under a license and collaboration agreement entered into in March 2006. Treatment of CML patients with Gleevec, a drug that generated sales of over $2.1 billion in 2005, results in complete remission in greater than 95% of patients. However, we believe approximately 3% to 4% of patients develop resistance every year, and we estimate approximately 16% of CML patients are currently Gleevec-resistant. There is no approved pharmaceutical treatment for patients who develop Gleevec-resistant CML, although some patients are eligible to undergo bone marrow or stem cell transplants, which are risky and expensive compared to treatment with a targeted therapy such as an inhibitor of BCR-ABL. The goal of our BCR-ABL collaboration with Novartis is to develop a once-daily oral therapy for the treatment of both first-line and Gleevec-resistant CML.

There are four mutations in the kinase domain of BCR-ABL that represent the most common mechanisms of resistance. We have identified several novel chemical series that are inhibitors of both the wild type and the most common mutant forms of the BCR-ABL enzyme, including the T315I mutation. Novartis is currently conducting a Phase II clinical trial with a second generation BCR-ABL inhibitor and Bristol-Myers Squibb, or BMS, recently completed its rolling NDA submission for dasatinib (BMS-354825), a BCR-ABL inhibitor which is directed at patients who are resistant or intolerant to prior therapy. Although each of their product candidates inhibits some Gleevec-resistant BCR-ABL mutants, neither inhibits the T315I mutant, and we believe T315I resistance to the new BMS inhibitor has already been observed in a Phase I clinical trial. Our collaboration with Novartis is aimed at developing our first target candidate as well as additional development compounds targeting BCR-ABL.

Our lead candidate in our collaboration with Novartis has demonstrated good exposure in animal models after oral dosing and in vivo efficacy in mice bearing tumors with the T315I mutation. Compounds such as Gleevec and second generation inhibitors such as dasatanib and AMN107 are ineffective in this tumor model. We believe that new BCR-ABL inhibitors, such as the ones we are developing, will be used both in combination with Gleevec, or other agents, in the first-line treatment of Gleevec-susceptible CML and as monotherapy or in combination with agents other than Gleevec in the second-line treatment of Gleevec-resistant CML. We anticipate identifing a development candidate under the collaboration during the second quarter of 2006 for formal pre-IND studies and filing an IND application in the first half of 2007. We anticipate commencing clinical trials in 2007 initially in Gleevec-resistant CML patients with the T315I mutation.

MET Solid Tumor Program

We are also applying our FAST lead discovery technology to MET, a protein known as a receptor tyrosine kinase, implicated in a range of solid tumors. We regained worldwide rights to this program following the termination of our joint discovery and development agreement with Pierre Fabre in March 2006. We are currently pursuing several structural series, derived from our FAST discovery technology, some of which have demonstrated good exposure upon oral administration in rodents. In addition, good potency in a cell-based assay has been achieved and this activity has been correlated with the targeting of MET. Current studies are aimed at improving the potency, specificity, pharmacokinetic properties (exposure after oral administration), in vivo efficacy, and safety profile of the series.

FAST — Our Drug Discovery Platform

FAST is our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules for rapid identification of novel, potent and selective small molecule inhibitors of drug targets. Through the application of FAST, we are building an internal oncology product pipeline and discovering lead compounds for our strategic partners. FAST can be applied to a wide range of drug discovery targets by utilizing the rapid determination of protein structures to allow both the identification and rapid optimization of small molecule fragments that bind to specific targets. FAST addresses many of the limitations of traditional approaches utilized by large pharmaceutical companies to find lead compounds, making it an attractive technology for targets that have not yielded promising leads from high-throughput screening. Unlike traditional lead discovery approaches, which require ultra high-throughput screening of large numbers of random compounds, FAST optimizes the likelihood of developing a successful drug candidate by focusing on a very small number of low molecular weight, water-soluble fragments, that once identified, can be optimized rapidly by further focused synthesis to enable the delivery of novel, potent and selective modulators of drug targets.

FAST is based upon our proprietary fragment library of approximately 1,000 structurally diverse, low molecular weight compounds. We developed FAST through the integration of a series of technology capabilities, including:

•	a high-throughput capability to generate many different crystals of a target protein in parallel;

•	the evaluation of our library of fragments and direct visualization of bound fragments utilizing X-ray crystallography; and

•	the use of novel computational design methods and iterative synthetic chemistry to optimize these fragments into drug-like lead compounds.

We have combined these technologies to generate an efficient platform for drug discovery that delivers lead compounds active against a wide range of targets, while accessing high chemical diversity and the potential for good drug-like properties.

We have invested significant resources in the development of technology to produce large numbers of protein variants and to evaluate their ability to produce high quality protein crystals. We have developed customized, robotic technologies for setup, storage, retrieval and imaging of protein crystallization experiments. Our current instrumentation supports in excess of 40,000 crystallization experiments per day. We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. This facility produces an extremely intense, highly focused X-ray beam to generate high-resolution data from approximately 50 crystals per day. We believe we are the only drug discovery company with continuous access to such a high powered X-ray source.

Our FAST drug discovery platform provides us with the capacity to pursue many different targets to the early lead stage and beyond. Internally, we have identified a portfolio of approximately 20 oncology targets that we believe are clearly implicated in cancers. We believe that FAST could provide a distinct advantage over conventional methods of lead discovery for these and other targets. Our most advanced programs based upon FAST are focused on compounds that inhibit BCR-ABL and compounds that inhibit MET. We are applying FAST to generate novel and potent lead compounds for well-validated protein and enzyme targets. In addition, our high capacity and high resolution protein crystallography technology is being leveraged to drive our lead optimization programs. Our goal in each of these programs is to develop small molecule drugs with improved efficacy and reduced side effect profiles compared to current therapies or development compounds. Based on our experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that FAST is capable of producing at least one IND candidate per year, starting in 2007 with our BCR-ABL program candidate.

Collaborations, Commercial Agreements and Grants

We currently have 9 active revenue-generating collaborations, commercial agreements and grants based upon FAST and related technologies with pharmaceutical and biotechnology companies, as well as government and other agencies. We generated aggregate revenues from collaborations, commercial agreements and grants of approximately $67.0 million in 2005, 2004 and 2003. Our internal drug discovery activities are focused on oncology targets. Our active agreements are summarized in the tables below:

Collaborations and Grants:

Party	Scope	Start Date	Payments to SGX

Novartis Institutes for Biomedical Research, Inc.	Drug discovery, development and commercialization	Mar. 2006	Upfront payment, research funding, milestones and royalties
Cystic Fibrosis Foundation Therapeutics, Inc.	Drug discovery	Jul. 2005	Upfront payment; technology access fees; research funding; milestones; royalties
National Institutes of Health	Protein Structure Initiative	Jul. 2005	Research funding

Commercial Agreements:

Party	Scope	Start Date	Payments to SGX

Amgen, Inc.	Structural data on Amgen targets and compounds	Feb. 2005	Annual payments
Eli Lilly & Company	Structural data on Eli Lilly targets and compounds	Apr. 2003	Upfront payment; research funding; technology access fees
Eli Lilly & Company	Structural data on Eli Lilly targets and compounds	Dec. 2003	Upfront payment; funding
Exelixis Inc.	Structural data on Exelixis targets and compounds	Aug. 2005	Upfront payment; funding
Millennium Pharmaceuticals, Inc.	Structural data on Millennium targets and compounds	Oct. 2004	Upfront payment; funding
F. Hoffmann-La Roche Ltd.	Structural data on Roche targets and compounds	Dec. 2005	Upfront payment; funding
Biogen Idec Inc.	Structural data on Biogen Idec targets and compounds	Dec. 2005	Upfront payment; funding

License and Collaboration Agreement.

Novartis Institutes for Biomedical Research, Inc.

In March 2006, we entered into a License and Collaboration Agreement with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) focused on the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia. Under the agreement, the parties will collaborate to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to our co-commercialization option in the United States and Canada. We have also granted Novartis rights to include certain compounds that we do not pursue under the collaboration in Novartis’ screening library and we will be entitled to receive royalties on sales of products based on those compounds.

Under the terms of the agreement, we will receive $25.0 million of upfront payments, including $5.0 million for the purchase by Novartis Pharma AG of shares of our common stock. We are also entitled to receive research funding over the first two years of the collaboration of $9.1 million. With payments for achievement of specified development, regulatory and commercial milestones, including $9.5 million for events up to and including commencement of the first Phase I clinical study, total payments to us could exceed $515 million. We will be responsible for completing preclinical development, submitting an IND and completing the initial Phase I study for the first lead drug candidate.

Novartis will fund 100% of the development costs of product candidates from the collaboration. The research and development activities of the parties will be overseen by committees with equal representation of the parties, with Novartis having the right to make the final decision on certain matters. We are also eligible to receive royalties based on net sales. In addition, we retain an option to co-commercialize in the United States and Canada oncology products developed under the agreement through a sales force trained and funded by Novartis.

The agreement will continue until the expiration of all of Novartis’ royalty payment obligations, unless the agreement is terminated earlier by either party. Novartis and we each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. If Novartis terminates the agreement for material breach by us, Novartis’ licenses under the agreement will continue subject to certain milestone and royalty payment obligations. If we terminate the agreement for material breach by Novartis, all rights to compounds developed under the collaboration will revert to us. Further, Novartis may terminate the agreement without cause if it reasonably determines that further development of compounds or products from the collaboration is not viable, in which event all rights to the compounds and products revert to us. In the event of a change in control of our company, in certain circumstances Novartis may terminate only the joint committees and co-commercialization option, with all other provisions of the agreement remaining in effect, including Novartis’ licenses and its obligations to make milestone and royalty payments.

Cystic Fibrosis Foundation Therapeutics, Inc.

In July 2005, we entered into a drug discovery collaboration agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, the drug discovery and development arm of the Cystic Fibrosis Foundation. Under the collaboration, we will employ our proprietary FAST lead generation technology with the objective of generating novel small molecule therapies that function as “correctors” of the F508 deletion mutation found in the cystic fibrosis transmembrane conductance regulator, or CFTR. The F508 deletion mutation is the most commonly observed mutation in patients with cystic fibrosis. Individuals with the mutation fail to transport the CFTR protein to the cell surface, resulting in impaired function of the lung epithelium. Correctors of the mutant protein are expected to increase the amount of the mutant protein that is transported to the cell surface, resulting in more rapid clearing of lung infections and improved lung function. CFFT will be responsible for product development and we will be eligible for clinical development milestones and royalties on product sales. The research term of this collaboration agreement continues until July 2008. Our drug discovery agreement with CFFT may be terminated earlier by either party in the event of a material breach by the other party, subject to prior notice and the opportunity to cure. In addition, CFFT has the right to terminate the drug discovery agreement without cause upon certain specified circumstances, at which time it must make a termination payment to us. Furthermore, CFFT may terminate the drug discovery agreement without cost at any time within 60 days following our failure to successfully complete a key milestone. Over the term of the collaboration, CFFT may provide to us approximately $16.8 million in an upfront payment and in technology access, research and research milestone payments. In July 2005, CFFT paid us $1.0 million pursuant to this agreement. In addition, upon the sublicensing by CFFT of any lead series generated in the collaboration, we are eligible to receive the greater of a specified percentage of any sublicensing proceeds, or a specified royalty percentage and up to $8.25 million in milestone payments, assuming the successful completion of all developmental, and clinical trial-related milestones, including for Phase I, Phase II and Phase III clinical trials, and necessary regulatory approvals. Royalty or sublicensing payment obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid patent claims relating to a product exist or 10 years from the date of the first sale of the product.

F. Hoffmann-La Roche Ltd.

In August 2004, we entered into a collaboration agreement with F. Hoffmann-La Roche Ltd., or Roche, for the discovery and development of anti-viral therapeutics, the research term of which concluded on December 31, 2005. Under the agreement, we identified a novel early small molecule inhibitor, lead series, against a viral drug target using our proprietary FAST drug discovery platform. Roche will be responsible for worldwide development and commercialization of any product candidates developed from such early lead series. Roche paid us an upfront fee and research funding through December 31, 2005 totaling approximately $1.5 million, and will be further obligated to pay us up to approximately $17.2 million in the form of milestone payments upon the occurrence of specified preclinical and clinical development milestones and royalties on sales of products licensed to Roche under the agreement.

On a country-by-country basis and a collaboration product-by-collaboration product basis, the general terms of this collaboration agreement, including the royalty obligations under the agreement, continue until the later of the expiration of the last to expire of the patent rights covering a collaboration product in the applicable country or ten years from the first commercial sale of a collaboration product in the applicable country, unless the agreement is earlier terminated. Either party may terminate the collaboration agreement in the event of material breach by the other party, subject to prior notice and the opportunity to cure. In addition, subject to certain provisions, Roche may terminate the agreement upon the expiration of the collaboration term by giving us 90 days’ prior written notice.

NIH Cooperative Agreement Award

In July 2005, we received a $48.5 million National Institutes of Health Cooperative Agreement Award from the National Institute of General Medical Sciences, or NIGMS. The award is part of the NIH Protein Structure Initiative, which aims to facilitate discovery of three dimensional structures of proteins to help reveal their role in disease and aid in the design of new medicines. The award provides five years of funding for a consortium administered by us. We anticipate retaining approximately 50% of the funding under the award, with the remainder being distributed to academic collaborators. We received approximately $1.6 million through December 31, 2005, of which approximately $0.6 million was distributed to academic collaborators.

Serono International S.A.

In March 2004, we entered into a research collaboration agreement with Serono International S.A., or Serono, for the discovery and development of novel small molecule therapeutics, the research term of which concluded in March 2006 . Under the terms of the agreement, we applied our proprietary FAST technology to seek to generate novel lead compounds for selected targets provided by Serono. As of December 31, 2005, we received aggregate upfront payment and success-based research payments of $0.7 million .

On a country-by-country basis, the general terms of this collaboration agreement continue until the expiration in the applicable country of the last to expire of patent rights covering technology developed under the agreement unless the agreement is earlier terminated. Either party may terminate the collaboration agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.

Eli Lilly & Company

In April 2003, we entered into a research and technology agreement with Eli Lilly, which was extended in April 2005. Within this commercial agreement, we apply our target-to-structure technology to key Eli Lilly drug targets to determine their three-dimensional structures. Our researchers subsequently generate data on Eli Lilly compounds that bind to the drug targets, providing input for their lead generation and optimization efforts. In parallel with the first two years of research under the agreement, we conducted a comprehensive program of technology transfer involving installation of components of our technology in a high-throughput structural biology facility for Eli Lilly, which includes modular automation systems and process technology we developed for protein engineering, crystallization and structure determination. As of December 31, 2005, we had received a total of approximately $20.9 million under the commercial agreement in the form of research, license, technology access and technology installation fees. From April 2005 forward, we are entitled to receive research funding of up to approximately $4.5 million per year, approximately $3.4 million of which has been received as of December 31, 2005.

The research term of this commercial agreement continues until April 2008. The general terms of this commercial agreement continue until the later of the expiration of the last to expire of the patent rights covering technology developed under the agreement or April 2018, unless the agreement is earlier terminated. Either party may terminate the commercial agreement in the event of material breach by the other party, subject to prior notice and the opportunity to cure. In addition, Eli Lilly may terminate the agreement if certain of our key employees leave our employment and significantly curtail participation in the project, or in the event we are acquired by one of the top 25 pharmaceutical companies ranked by worldwide sales.

In December 2003, we also expanded our research collaboration and technology agreement with Eli Lilly to provide Eli Lilly with long-term access to our beamline facility at the Advanced Photon Source in Argonne, Illinois, to support Eli Lilly drug discovery programs. Under the terms of our beamline services agreement with Eli Lilly, we generate crystal structure data on Eli Lilly drug targets and compounds in exchange for upfront access fees and maintenance fees paid by Eli Lilly. Upon execution of the agreement, we received a $2.0 million upfront access fee payment and will receive payments for annual operating costs in future years. Eli Lilly also has the option to extend the term of its access to our beamline facility in the future for additional payments. The term of this beamline agreement continues until January 2012, unless Eli Lilly exercises its option to extend the term of its access to our beamline facility or the agreement is earlier terminated. Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure. In addition, Eli Lilly may terminate the agreement at any time, subject to prior notice.

OSI Pharmaceuticals, Inc.

In August 2003, we entered into a commercial agreement with OSI to determine the three-dimensional structure of multiple OSI drug targets using our large-scale protein structure determination technologies and seek to generate co-crystal data to determine how OSI drug leads bind to their targets. The research term was extended in February 2005 and concluded in February 2006. Terms of the commercial agreement include upfront payments, research funding and success payments upon achievement of research milestones. As of December 31, 2005, we had received aggregate payments of approximately $2.7 million, consisting of upfront payments, research milestone payments and research funding.

The general terms of this commercial agreement continue until the later of the expiration of the last to expire of the patent rights covering technology developed under the agreement or August 2008, unless the agreement is earlier terminated. Either party may terminate the commercial agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.

Beamline Services

In addition to our beamline services arrangement with Eli Lilly, we also have similar agreements with Amgen, Inc., Exelixis Inc., Millennium Pharmaceuticals, Inc., Roche and Biogen Idec Inc. Typically, under the terms of our beamline services agreements, we generate crystal structure data on partner drug targets and compounds. The terms of the agreement generally include upfront access fees and annual operating costs. In addition, some partners retain the option to further expand their access to our beamline facility in the future for additional payments. As of December 31, 2005, we have received aggregate payments under our beamline services agreements with Amgen, Biogen Idec, Exelixis, Millennium and Roche of approximately $1.4 million.

The terms of the Amgen, Exelixis, Millennium, Roche and Biogen Idec beamline agreements continue until February 2010, August 2007, March 2010, December 2010 and December 2006, respectively, unless the agreements are earlier terminated. Amgen, Exelixis, and Millennium, may terminate their respective agreements at any time, subject to prior notice. In addition, all of these beamline agreements provide that either party to the agreement may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.

Shire

In July 2004, we licensed exclusive worldwide rights to Troxatyl from Shire, including an exclusive sublicense under rights Shire has to certain patents and patent applications in the field of the treatment of cancer from Yale University and the University of Georgia Research Foundation. Under the terms of the agreement, we made an upfront payment of $3.0 million and a payment of $1.0 million on the one-year anniversary of the agreement. We are also required to make milestone payments of up to $17.0 million based on successful development and approval of Troxatyl for the treatment of AML, and will be required to make royalty payments based on net sales including minimum royalty payments of approximately $10.0 million over a four-year period following product launch. In the future, we may owe up to an aggregate of $33.0 million in additional milestone payments to Shire upon the occurrence of other development and regulatory events for solid tumor and other indications. In addition, we may owe up to $50.5 million in aggregate sales milestone payments to Shire under the agreement. We recorded a one-time charge of $4.0 million for purchased in- process research and development related to the upfront and one-year anniversary payments in 2004.

On a country-by-country basis, the term of this license agreement continues until the later of the expiration in the applicable country of the last to expire of the patents licensed to us under the agreement or ten years from the date of first commercial sale in the applicable country, unless the agreement is earlier terminated. Either party may terminate the license agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure. In addition, subject to certain provisions, Shire may terminate the license agreement if we fail to make any payments due under the agreement, cease to carry on our business relating to oncology products, do not take certain actions relating to the drug approval process for Troxatyl by certain dates, or, subject to certain exceptions, if we are acquired by a party that owns or licenses a product that competes with Troxatyl. Royalty obligations under the agreement continue on a country-by-country and product-by-product basis until the later of the date on which no valid licensed patent relating to a product exists or 10 years from the date of the first sale of the product. If no licensed patent covers the applicable product during the 10-year period from the date of the first sale, royalty obligations may be reduced in specified circumstances if there are competing generic products.

Our Strategy

Our goal is to create a leading biotechnology company that discovers, develops and commercializes novel cancer drugs. Key elements of our strategy are to:

•	Obtain regulatory approval of Troxatyl for AML. We are currently focusing much of our resources on Troxatyl. Because there is no approved therapy and no standard of care for the third-line treatment of AML, we are initially targeting FDA approval of Troxatyl for this indication through an accelerated approval process and fast track designation. We believe that Troxatyl could be approved in 2007 on the basis of a pivotal Phase II/III clinical trial that we initiated in July 2005, with targeted enrollment of 211 patients. In 2006, we also intend to begin clinical trials evaluating Troxatyl for use in combination therapy in the second-line treatment of AML.

•	Develop Troxatyl for other cancer indications. We have considerable clinical data which shows that Troxatyl is active against numerous cancer indications. We will continue to explore potential opportunities to further expand the market for Troxatyl in MDS and in solid tumors.

•	Develop and expand our cancer pipeline. We consider drug development for the cancer markets attractive because relatively small clinical trials of short duration can provide meaningful data on patient outcomes. We have initially targeted blood cancer indications because we believe they typically involve clear, objective response measurements that can be assessed and confirmed within 90 days of treatment. We will seek to advance our BCR-ABL program in collaboration with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. We will also seek to further enhance our pipeline by advancing our MET, and K-RAS programs into the clinic, and by applying FAST to high-value cancer targets with the objective of discovering a series of additional clinical candidates.

•	Continue to access capabilities and generate revenue through strategic partnering. Revenue generation from strategic partnering will continue to be important to us in the near term by providing funds for reinvestment in internal drug discovery and development. Our business development activities will involve both strategic partnering of certain of our oncology programs and additional revenue generation through application of our FAST technology platform. Oncology partnerships will be sought with organizations that provide complementary capabilities to allow rapid progression of our product candidates to the market. We will remain open to opportunities to apply FAST to targets outside the oncology area, particularly where there are attractive financial or strategic opportunities.

•	Develop sales and marketing capabilities. There are approximately 3,000 hematologist/oncologists and approximately 5,000 oncologists practicing in the United States. Of these physicians, a small number of opinion leaders significantly influence the types of drugs prescribed by this group. We believe that we can effectively reach hematology and oncology markets in the United States with a relatively small sales organization focused on these and other targeted opinion leaders and physicians. We will seek marketing partners for indications and in territories, such as outside North America, which may require more extensive sales and marketing capabilities. We believe our drug discovery programs will provide us with product candidates in oncology which will serve as the basis for future sales and marketing.

•	Expand our portfolio of product candidates through acquisitions and in-licensing. We may further augment our internal discovery efforts through strategic acquisitions and by in-licensing novel therapeutics. We believe this approach, combined with internal drug discovery and development, will enable us to accelerate the expansion of our portfolio of product candidates.

Manufacturing and Supply

All of our manufacturing is outsourced to third parties with oversight by our internal managers. We rely on third party manufacturers to produce sufficient quantities of Troxatyl for use in clinical trials. We intend to continue this practice for any future clinical trials and large-scale commercialization of Troxatyl and for any other potential products for which we retain significant development and commercialization rights. All of our current product candidates are small molecule drugs. Historically, these drugs have been simpler and less expensive to manufacture than biologic drugs.

Specifically, for Troxatyl, we currently rely on Raylo Chemicals Inc. to supply clinical trial quantities of troxacitabine, the active pharmaceutical ingredient. The final pharmaceutical presentation of Troxatyl in the form of vials is manufactured by Ben Venue Laboratories, Inc., with whom we have an agreement covering immediate clinical trial needs. For both troxacitabine and the final pharmaceutical presentation of Troxatyl, we are discussing longer term supply agreements to address future clinical trial and large-scale commercialization needs. We believe there are also alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

Intellectual Property

Troxatyl

Overview.  We have an exclusive license to 18 issued U.S. patents, at least 260 issued foreign patents, 8 pending U.S. applications and 70 pending foreign applications, covering composition of matter, method of use and treatment, formulation and process. Composition of matter patents claiming the chemical structure of Troxatyl, have been granted in the United States, Europe and other major territories. Method of treatment patents claiming methods of treatment for cancer have been issued in the United States and Europe, are pending in Japan and have been filed in over 50 countries. Synthesis process patents have also been issued in the United States and Europe, and have been filed in more than 40 countries. Certain patent terms may be extended up to five additional years as a result of patent term extension to compensate for time taken in review by regulatory agencies. In addition, patents and patent applications for specific applications of Troxatyl have the potential to provide for patent protection with later patent-term expiration dates.

Troxatyl Patent Portfolio.  Various patent applications and patents are directed to Troxatyl and its methods of manufacturing and use, along with Troxatyl formulations, intermediates, and modes of administration. For example, one U.S. patent claims a generic class of dioxolanes, that includes Troxatyl, and another U.S. patent claims Troxatyl itself as a composition of matter. These U.S. patents are due to expire in 2008 and there are corresponding applications pending in various other countries, including a granted European and Japanese patent.

Additional U.S. patents encompass methods of treating cancer using Troxatyl, and methods of treating CML or AML with Troxatyl in patients previously treated with Ara-C, which patents are due to expire in 2015 and 2020 respectively.

We cannot be certain that our patents will be found valid and enforceable, or that third parties will be found to infringe any of our issued patent claims. There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of our patents. In the United States, we may lose our patent rights if we were not the first to invent the subject matter covered by each of our issued patents or pending patent applications.

Data Exclusivity.  The use of Troxatyl in the treatment of AML has been granted orphan drug status in the United States and in the E.U. Such protection typically affords seven years of market exclusivity in the United States and ten years in the E.U.

Other Intellectual Property

We intend to protect our novel lead compounds, lead scaffolds, drug discovery programs and proprietary technologies by filing appropriate patent applications. We have approximately 18 U.S. and 13 foreign pending patent applications covering compositions of matter, novel lead scaffolds, drug discovery methods and assays, protein structures and elements of our high-throughput structure determination platform. We intend to continue to file patent applications on novel lead series and novel drug discovery methods, including FAST and novel assays to support our drug discovery platform. We also intend to file applications relating to novel proprietary protein structure determination technologies. We currently have two issued U.S. patents directed to aspects of our high-throughput structure determination platform.

Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.

Patent Term Extension/Restoration

Once a product is approved, patent term extension/restoration may be available in major territories, including the United States, Europe and Japan, to compensate for time taken in review by regulatory agencies. Typically only one patent per product can be extended and we are considering our strategy for patent term extension/restoration in each territory to identify the optimal combination of breadth of coverage and length of term.

Third Party Intellectual Property

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. If one of these patents was found to cover our product candidates, proprietary technologies or their uses, we or our collaborators could be required to pay damages and could be restricted from commercializing our product candidates or using our proprietary technologies unless we or they obtain a license to the patent. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable right, which could prohibit us from making, using or selling our products, technologies or methods.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including but not limited to:

•	infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

•	if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, technology or methods. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology or methods.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our drug candidates, we must develop these capabilities internally or through collaborations with third parties. For Troxatyl and certain of our other product development programs, we intend to maintain all commercial rights in the United States and to build our own sales force to market these products. As there are only approximately 3,000 hematologist/oncologists and approximately 5,000 oncologists practicing in the United States, and a small number of opinion leaders significantly influence the types of drugs prescribed by this group, we believe that we can effectively reach hematology and oncology markets in the United States with a relatively small sales organization focused on these opinion leaders and other targeted physicians.

Under our license and collaboration agreement with Novartis, we retain an option to co-commercialize in the United States and Canada oncology products developed under the agreement through a sales force trained and funded by Novartis. For other programs, we have entered into, or intend to pursue, strategic collaborations to commercialize our product candidates.

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. There is also intense competition for fragment-based lead discovery collaborations. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Each cancer indication for which we are developing products, other than Troxatyl for the third-line treatment of AML, has a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional, as well as novel, mechanisms of action.

We are aware of competitive products and technologies in each of the markets we target. The competitive products include approved and marketed products as well as products in development. We expect Troxatyl, if approved for the treatment of AML, to compete with: cytarabine, a generic compound often known as Ara-C, which is also used in combination with the anthracycline agents daunorubicin, idarubicin, and mitoxantrone; Mylotarg marketed by Wyeth; and Clolartm (clofarabine), marketed by Genzyme Corporation in the United States and under regulatory review in the E.U. In addition, we are aware of a number of other potential competing products, including: cloretazine (VNP40101M), which is being developed by Vion Pharmaceuticals, Inc. and is currently in a Phase III clinical trial in AML patients; Zarnestra® (tipifarnib), under development by Johnson & Johnson Pharmaceutical Research and Development, LLC; Velcadetm (bortezomib), under development for this indication by Millennium Pharmaceuticals, Inc.; Avastintm (bevacizumab), under development for this indication by Genentech, Inc.; Vidaza® (azacitidine), marketed by Pharmion Corporation; and Dacogentm (decitabine), under development by MGI Pharma, Inc. and SuperGen, Inc. We also expect Troxatyl, if used for treatment of MDS, to compete with Revlimid ® (lenalodomide), marketed by Celgene, Inc., which has been approved for use in a subset of MDS patients.We expect our BCR-ABL inhibitor, if approved for treatment of CML, to compete with: Gleevec® (imatinib), marketed by Novartis, Inc., and AMN-107 (nilotinib), under development by Novartis, Inc., dasatinib, under development by Bristol Myers Squibb, Inc., and SKI-606, under development by Wyeth, Inc. Other potential competing products are in clinical trials and preclinical development.

In each of our development programs addressing indications for which there are therapies available, we intend to complete clinical trials designed to evaluate the potential advantages of our drug candidates as compared to or in conjunction with the current standard of care. Key differentiating elements affecting the success of all of our drug candidates are likely to be their efficacy, safety and side-effect profile compared to commonly used therapies.

Significant competitors in the area of fragment-based drug discovery include Astex Therapeutics Limited, Plexxikon Inc., Evotec AG and Sunesis Pharmaceuticals, Inc. In addition, many large pharmaceutical companies are exploring the internal development of fragment-based drug discovery methods.

Government Regulation and Product Approvals

The clinical development, manufacturing and potential marketing of our products are subject to regulation by various authorities in the United States, the E.U., and other countries, including, in the United States, the FDA, and, in the E.U., the EMEA. The Federal Food, Drug, and Cosmetic Act, or FDC Act, and the Public Health Service Act in the United States, and numerous directives, regulations, local laws, and guidelines in the E.U. govern testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources.

Regulatory approval will be required in all major markets in which we, or our licensors, seek to test our products in development. At a minimum, such approval requires evaluation of data relating to quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to these data differ depending on the territory, the drug involved, the proposed indication and the stage of development.

In general, new chemical entities are tested in animals to determine whether the product is reasonably safe for initial human testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase I trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and the emphasis is on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as AIDS and refractory cancer, initial Phase I trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase II trials involve clinical trials to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase II trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase III trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the United States, specific preclinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I trials may commence only after the IND application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I trials, data are submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II trials. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed clinical trial, and they often have the right to extend this review period at their discretion. In the United States, following completion of Phase I trials, further submissions to regulatory authorities are necessary in relation to Phase II and III trials to update the existing IND. Authorities may require additional data, before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the United States, for example, each clinical trial is conducted under the auspices of an Institutional Review Board at the institution at which the clinical trial is conducted. This board considers among other things, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules apply in each member state of the E.U., where one or more independent ethics committees that typically operate similarly to an Institutional Review Board, will review the ethics of conducting the proposed research. Other authorities elsewhere in the world have slightly differing requirements involving both execution of clinical trials and import or export of pharmaceutical products. It is our responsibility to ensure that we conduct our business in accordance with the regulations of each relevant territory.

Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture or market potential products, including a marketing authorization application or an NDA, or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

In order to gain marketing approval, we must submit a dossier to the relevant authority for review, which is known in the United States as an NDA and in the E.U. as a marketing authorization application. The format is usually specified by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data. The FDA undertakes such reviews for the United States. In the E.U., there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route, one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system, applications are reviewed by members of the Committee for Medicinal Products for Human Use, on behalf of the EMEA. The EMEA will, based upon the review of the Committee for Medicinal Products for Human Use, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by each member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency. Approval can take several months to several years or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

The FDA has implemented fast track programs to facilitate the development and expedite the review of drugs intended to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. The FDA’s fast track programs, as enacted by the 1997 FDAMA, further expanded the FDA’s existing programs to facilitate development of products for serious and life threatening diseases, from 21 C.F.R. Part 312 Sub-part E, 21 C.F.R. 314 Sub-part H and priority review. We were recently granted fast track designation of Troxatyl for the third-line treatment of AML patients and we may qualify for a six-month review period by the FDA. We anticipate that if full standard approval is granted under 21 C.F.R. Part 314 for this indication, that a post-approval commitment to complete the Phase II/III clinical trial with regard to overall survival, a secondary endpoint, would be required. The FDA may also require additional studies be conducted to further determine the safety and efficacy of Troxatyl in earlier stages of the disease or other leukemias.

The FDA offers an accelerated approval procedure for certain drugs under Subpart H of the agency’s NDA approval regulations and the fast track provisions of the FDC Act. Subpart H provides for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases, where the drugs provide a meaningful therapeutic advantage over existing treatment or show the potential to address unmet medical needs. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug’s effect on an additional endpoint that reasonably suggests clinical benefit, or on evidence of the drug’s effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditioned on favorable completion of trials to establish and define the degree of patient clinical benefits. These post-approval clinical trials, known as Phase IV trials, would usually be underway when a product obtains accelerated approval. If after approval, a Phase IV trial establishes that the drug does not perform as expected, or if post-approval restrictions are not adhered to or are not adequate to ensure safe use of the drug, or other evidence demonstrates that the product is not safe or effective under its conditions of use, the FDA may withdraw approval in an expedited manner. This accelerated approval procedure for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years. The E.U. rules relating to marketing authorizations permit, in “exceptional circumstances,” the regulatory authorities to grant a marketing authorization where the applicant is not able to provide the usual comprehensive set of data relating to safety and efficacy because the targeted disease state is rarely encountered or because there is a lack of scientific knowledge about the disease, or because it would be unethical to collect such data. Marketing authorizations granted on an exceptional circumstances basis are normally subject to the holder fulfilling certain obligations, such as completion by the applicant of particular clinical studies. Depending on the results of our ongoing pivotal Phase II/III clinical trial of Troxatyl, we may seek to file an NDA for Troxatyl on the basis of this single study and may seek to obtain FDA review under the accelerated approval regulations.

In many markets outside of the United States, regulations exist that permit patients to gain access to unlicensed pharmaceuticals, particularly for severely ill patients where other treatment options are limited or non-existent. Generally, the supply of pharmaceuticals under these circumstances is termed “compassionate use” or “named patient” supply. In the E.U., each member state has developed its own system under an E.U. directive that permits exemptions from traditional pharmaceutical regulation of “medicinal products supplied in response to a bona fide unsolicited order, formulated in accordance with specifications of an authorized health care professional, and for use by his individual patients on his direct personal responsibility.” Essentially, two systems operate among E.U. member states: approval can be given for “cohort” supply, meaning more than one patient can be supplied in accordance with an agreed treatment protocol; or, alternatively, as is the case in the majority of E.U. member states, supply is provided on an individual patient basis. Some countries, such as France, have developed other systems, where a Temporary Authorization of Use, involves a thorough review and approval by the regulator of a regulatory data package. In France, the company then receives an approval to supply. All E.U. member states require assurance of the quality of the product, which is usually achieved by provision of current good manufacturing practice, or cGMP, certification. In the majority of markets, the prescribing physician is responsible for use for the product and in some countries the physician in conjunction with the pharmacist must request regulator approval to use the unlicensed pharmaceutical. Outside of the E.U., many countries have developed named patient systems, similar to those prevalent in Europe. The United States and the E.U. may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the United States, is generally a disease or condition that affects fewer than 200,000 individuals nationwide. In the E.U., orphan drug designation can be granted if:

•	the disease affects no more than 50 in 100,000 persons in the E.U. or the drug is intended for a life-threatening, seriously debilitating, or serious and chronic condition;

•	without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and

•	no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition.

If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States, and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an orphan indication or the same drug for a different indication. Orphan drug designation must be requested before submitting an NDA or marketing authorization application. After orphan drug designation is granted, the identity of the therapeutic agent and its designated orphan indication are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. The use of Troxatyl in the treatment of AML has been granted orphan drug status in the United States and similar protection is being sought in Europe.

Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Moreover, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess cGMP compliance. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We continue to rely upon third party manufacturers to produce our products. We cannot be sure that those manufacturers will remain in compliance with applicable regulations, or that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in suspension of regulatory approval, and possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the United States and the E.U., regulators have the authority to revoke, suspend or withdraw approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products, to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. In addition, changes in regulation could harm our financial condition and results of operation.

Employees

As of December 31, 2005, we had 112 employees, including 37 who hold Ph.D. or M.D. degrees. We had 89 employees engaged in research and development, and our remaining employees are management or administrative staff. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Item 1A.	Risk Factors

You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Relating to Our Business

We are dependent on the success of our product candidate, Troxatyl, and we cannot give any assurance that it will receive regulatory approval or be successfully commercialized.

Troxatyl, which is our only product candidate in clinical development, is in a pivotal Phase II/III clinical trial for the third-line treatment of Acute Myelogenous Leukemia, or AML. We are conducting or planning additional clinical trials of Troxatyl for other indications. All of our other compounds or potential product candidates are in preclinical development or the discovery stage. Troxatyl may never receive regulatory approval or be successfully commercialized. In July 2004, we in-licensed worldwide rights to Troxatyl from Shire BioChem Inc. Shire has conducted substantially all of the preclinical and clinical development of Troxatyl to date. However, Troxatyl will require additional clinical trials and regulatory clearances which may never be obtained. Our clinical development program for Troxatyl may not lead to a commercial drug either because we fail to demonstrate that it is safe and effective in clinical trials and we therefore fail to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, and similar foreign regulatory agencies, or because we have inadequate financial or other resources to advance this product candidate through the clinical trial process. Any failure to obtain approval of Troxatyl would have a material and adverse impact on our business.

The clinical trial protocol and design for our ongoing pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML may not be sufficient to allow us to submit an NDA for Troxatyl or demonstrate efficacy at the level required by the FDA for product approval.

The clinical trial protocol and design for our pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML may prove to be insufficient for product approval. We discussed our clinical development plan and the details of the Phase II/III clinical trial protocol with the FDA in connection with an End-of-Phase II Meeting following our recently concluded Phase I/II clinical trial. We posed specific questions regarding the proposed design, conduct and data analysis approach for our Phase II/III clinical trial to the FDA and received answers to each question and additional comments on other aspects of the protocol design. For example, the FDA suggested that we consider a randomized trial design rather than a single-arm trial design. However, we have decided to conduct the single-arm, open-label clinical trial as originally proposed and discussed with the FDA. We believe that a more traditional prospective, randomized, double-blind, controlled clinical trial is not viable because there currently is no standard of care for the third-line treatment of AML. We intend to compare the data from our single-arm clinical trial design to a selected group of 422 patients described in the M. D. Anderson Cancer Center’s recently published analysis of its experience with third-line treatment of 594 adult AML patients utilizing a variety of cancer drugs. The FDA has indicated that the results of our Phase II/III clinical trial and the published results from M. D. Anderson cannot be directly compared due to differences in the populations enrolled, but that the adequacy of the M. D. Anderson data and other literature to serve as a historical control will be considered during review of the New Drug Application, or NDA, for Troxatyl, if one is submitted. In addition, even if we achieve our desired endpoints for the trial, the results may not be sufficient to demonstrate compelling efficacy to the level required by the FDA for product approval.

The FDA also suggested that we submit a Special Protocol Assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. However, we have not submitted and do not plan to submit an SPA for our ongoing Phase II/III clinical trial in part because a complete draft of our Phase II/III clinical protocol was submitted to and discussed with the FDA as part of the End-of-Phase II Meeting. However, without the FDA’s concurrence on an SPA, we cannot be certain that the design, conduct and data analysis approach for our ongoing Phase II/III clinical trial will be sufficient to allow us to submit or receive approval of an NDA for Troxatyl. We are currently in the process of enrolling patients in our Troxatyl Phase II/III clinical trial with targeted enrollment of approximately 211 third-line AML patients or 140 patients considered to be high-risk. If the FDA requires, or we otherwise determine, to amend our protocol, change our clinical trial design, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development. Any failure to obtain approval for Troxatyl would have a material and adverse impact on our business.

While we may seek to take advantage of various regulatory mechanisms intended to accelerate drug development and approval for Troxatyl for the third-line treatment for AML, we may not be able to submit an NDA for Troxatyl until the third quarter of 2009, at the earliest.

If the results of our ongoing pivotal Phase II/III clinical trial of Troxatyl are positive, we plan to file an NDA for Troxatyl on the basis of this single study and seek FDA review under the accelerated approval regulations. Accelerated approval provides the opportunity for regulatory approval based on additional endpoints. However, there is no guarantee that we will successfully complete this Phase II/III clinical trial. Even if the Phase II/III trial is successfully completed, there are no assurances that the FDA will accept an NDA on the basis of a single Phase II/III study or review the NDA under the accelerated approval regulations. Failure to obtain review on the basis of a single study or accelerated approval could require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of Troxatyl for several years. If we do not obtain FDA agreement on these matters, we would not be able to submit an NDA for Troxatyl until the third quarter of 2009, at the earliest. Any failure to obtain accelerated approval of Troxatyl would have a material and adverse impact on our business. Even if we are able to obtain accelerated approval of Troxatyl from the FDA, the FDA still may not grant Troxatyl full approval for commercial sale. The FDA will likely require that we conduct additional post-approval clinical studies as a condition of any approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. In addition to the benefits of accelerated approval, fast track designation may lead to a shorter FDA review period, which can be as short as six months, and the ability to submit portions of an NDA as they become available for required FDA review. Although the FDA has recently granted us fast track designation for Troxatyl for the third-line treatment of AML, this designation may not actually lead to a faster development or regulatory review or approval process. Any fast track designation we may obtain may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data from our clinical development program or if a competitor’s product is approved for the indication we are seeking. Any fast track designation we may obtain will not guarantee that we will qualify for or be able to take advantage of the priority review procedures following the submission of an NDA. Additionally, if fast track designation were to be withdrawn for any product for which we obtain such designation, our ability to receive FDA approval could be delayed considerably.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in preclinical testing and early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, there is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

Our ongoing pivotal Phase II/III clinical trial of Troxatyl may not be successful for a variety of reasons, including the clinical trial design, the failure to enroll a sufficient number of patients, safety concerns and inability to demonstrate sufficient efficacy. In clinical trials to date, Troxatyl has been studied in more than 730 patients. However, most of the patients studied were enrolled in trials conducted by Shire under different dosing regimens and with different clinical endpoints than those we have conducted. Since licensing rights to Troxatyl from Shire in July 2004, we have completed only one Phase I/II clinical trial, which was completed in the second quarter of 2005, in which we administered by continuous intravenous, or IV, infusion doses of Troxatyl to 48 relapsed AML patients. This represents only a portion of the number of patients that will need to be studied to gain regulatory approval of Troxatyl for the third-line treatment of AML. We are currently in the process of enrolling patients in our pivotal Troxatyl Phase II/III clinical trial, with targeted enrollment of approximately 211 third-line AML patients. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of Troxatyl or any other product candidate we advance into clinical trials. If Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis, or any other product candidate we advance into clinical trials fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate.

Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials may cause undesirable side effects that could delay or prevent its regulatory approval or commercialization.

Common side effects resulting from dosing of Troxatyl by continuous IV infusion include the inflammation of mucus membranes inside the mouth, known as mucositis, hand and foot syndrome, and rash. Troxatyl can also result in prolonged suppression of blood cell production by the bone marrow, a condition known as aplasia, and overwhelming infection, known as sepsis, often leading to death. Because Troxatyl has been tested in relatively small populations under our current continuous IV infusion dosing regime, additional side effects may be observed as its development progresses.

Undesirable side effects caused by Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials and generating revenues from its sale. In addition, if Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.

In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues; or

•	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of Troxatyl, a BCR-ABL product candidate that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.

We rely on third parties to conduct our clinical trials, including our ongoing pivotal Phase II/III clinical trial for Troxatyl. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

The targeted enrollment for our recently initiated pivotal Phase II/III Troxatyl clinical trial is 211 patients, or 140 high risk patients, and we expect to conduct this clinical trial in approximately 60 trial centers in the United States, Canada and Europe. We intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct this clinical trial and clinical trials for BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidate that we advance into clinical trials. We may not be able to control the amount and timing of resources that third parties devote to our Phase II/III Troxatyl clinical trial. In the event that we are unable to maintain our relationship with any of our selected clinical trial sites, or elect to terminate the participation of any of these clinical trial sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. Moreover, for Troxatyl, we rely on third parties to transport bone marrow samples to the control laboratory and conduct sample evaluation. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained by the control laboratory is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidates we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of Troxatyl or any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a New Drug Application, or NDA, from the FDA. The process of obtaining NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. In addition, we expect to conduct a portion of the pivotal Phase II/III clinical trial for Troxatyl in Italy, France and Germany. As a result, we are subject to regulation by the European Medicines Agency, as well as the regulatory agencies in Italy, France and Germany, and have established a legal representative in the European Union, or E.U., to assist us in our interactions with these regulatory bodies. The FDA or any of the applicable European regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be safe and effective;

•	regulatory agencies may not find the data from preclinical testing and clinical trials to be sufficient;

•	regulatory agencies may not approve of our third party manufacturers’ processes or facilities; or

•	regulatory agencies may change their approval policies or adopt new regulations.

Also, recent events implicating questions about the safety of marketed drugs, including those pertaining to the lack of adequate labeling, may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Even if Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials receives regulatory approval, our product candidates may still face future development and regulatory difficulties.

If Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials receives U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses or marketing of the product candidate or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require a product recall.

Moreover, in order to market any products outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks described above regarding FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risk that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and adversely impact potential royalties and product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

If we or our collaborators fail to comply with applicable domestic or foreign regulatory requirements, we and our collaborators may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Because we exclusively licensed our product candidate, Troxatyl, from Shire and our rights are subject to certain licenses to Shire from third parties, any dispute with Shire or between Shire and any of these third parties may adversely affect our ability to develop and commercialize Troxatyl.

In late July 2004, we licensed exclusive worldwide rights to our product candidate, Troxatyl, from Shire. If there is any dispute between us and Shire regarding our rights under the license agreement, our ability to develop and commercialize Troxatyl may be adversely affected. In addition, our exclusive license to Troxatyl is subject to the terms and conditions of a license from Yale University and the University of Georgia Research Foundation, Inc. to Shire. If Shire breaches the terms or conditions of any of these underlying licenses to Shire or otherwise is engaged in a dispute with any of these third party licensors, such breaches by Shire or disputes with Shire could result in a loss of, or other material adverse impact on, our rights under our exclusive license agreement with Shire. Any loss of our rights from Shire or through Shire from these third parties could delay or completely terminate our product development efforts for Troxatyl.

Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.

The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. We have only recently transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our goal is to internally develop oncology product candidates and to leverage our approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST, and related technologies, to form lead generation collaborations. Our most advanced development program based on our internal development efforts using FAST is our BCR-ABL program, which is at the preclinical development stage and is currently the subject of a license and collaboration agreement with Novartis. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, any compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. There is no guarantee that we will be able to successfully develop any product candidate we advance into clinical trials for commercial sale, attract the personnel and expertise required to be engaged in drug development or secure new lead generation collaborations.

If we fail to establish new collaborations and other commercial agreements, we may have to reduce or limit our internal drug discovery and development efforts.

Revenue generation utilizing our FAST drug discovery platform and related technologies will continue to be important to us in the near term by providing us with funds for reinvestment in our internal drug discovery and development. If we fail to establish a sufficient number of additional collaborations or commercial agreements on acceptable terms, we may not generate sufficient revenue to support our internal discovery and development efforts. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees and milestone payments without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, we may under some circumstances find it necessary to divert valuable resources from our own development efforts in order to fulfill our contractual obligations.

We are dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.

The success of our current business strategy and our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that may be discovered through our drug discovery platform we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. And our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms.

We have entered into drug discovery collaborations, such as those with Novartis and the Cystic Fibrosis Foundation. In each case, our collaborators have agreed to finance the clinical trials for product candidates resulting from these collaborations and, if they are approved, manufacture and market them. Accordingly, we are dependent on our collaborators to gain regulatory approval of, and to commercialize, product candidates resulting from most of our collaborations.

We have limited control over the amount and timing of resources that our current collaborators or any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, such as Novartis, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. For example, Novartis markets Gleevec® (imatinib) and has another drug candidate under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose.

We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

•	we do not achieve our objectives under our collaboration agreements;

•	we or our collaborators are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•	we are unable to manage multiple simultaneous product discovery and development collaborations;

•	our potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates; or

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

If we or our collaborators are unable to develop or commercialize products as a result of the occurrence of any one or a combination of these events, we will be prevented from developing and commercializing product candidates.

Conflicts may arise between us and our collaborators that could delay or prevent the development or commercialization of our product candidates.

Conflicts may arise between our collaborators and us, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any conflicts arise with existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

•	disagreements regarding the payment of research funding, milestone payments, royalties or other payments we believe are due to us under our collaboration agreements or from us under our licensing agreements;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•	actions taken by a collaborator inside or outside a collaboration which could negatively impact our rights under or benefits from such collaboration;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; or

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our product candidates.

We currently depend on one collaboration partner, Novartis, for a portion of our revenues and for the future commercialization of one of our significant research programs. If our license and collaboration agreement with Novartis terminates, our business and, in particular, our BCR-ABL program, will be seriously harmed.

In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis agreed to pay us a non-refundable, non-creditable license fee of $20 million. Novartis also purchased $5 million of our common stock. Depending upon the success of our collaboration, we may derive a substantial portion of our near-term revenues from Novartis. After the end of the research term under the license and collaboration agreement, Novartis may terminate the license and collaboration agreement upon 60 days written notice if it determines that further development is not viable for competitive, safety, or efficacy reasons. If the license and collaboration agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business would be materially and adversely affected.

Our drug discovery efforts are dependent on continued access to and use of our beamline facility, which is subject to various governmental regulations and policies and a user agreement with the University of Chicago and the U.S. Department of Energy. If we are unable to continue the use of our beamline facility, we may be required to delay, reduce the scope of or abandon some of our drug discovery efforts, and may fail to perform under our collaborations, commercial agreements and grants, which would result in a material reduction in our current primary source of revenue.

We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. Accordingly, our access to and use of the facility is subject to various government regulations and policies. In addition, our access to the beamline facility is subject to a user agreement with the University of Chicago and the U.S. Department of Energy with an initial five year term expiring in January 1, 2009. Although the term of our user agreement automatically renews for successive one-year periods, the University of Chicago may terminate the agreement and our access to the beamline facility by providing 60 days’ notice prior to the beginning of each renewal period. In addition, the University of Chicago may terminate the agreement for our breach, subject to our ability to cure the breach within 30 days. In the event our access to or use of the facility is restricted or terminated, we would be forced to seek access to alternate beamline facilities. There are currently only three alternate beamline facilities in the U.S. and two outside the U.S., which are comparable to ours. To obtain equivalent access at a single alternate beamline facility would likely require us building out a new beamline at such facility which could take over two years and would involve significant expense. However, we cannot be certain that we would be able to obtain equivalent access to such a facility on acceptable terms or at all. In the interim period, we would have to obtain beamlime access at a combination of facilities, and there is no guarantee that we would be able to obtain sufficient access time on acceptable terms or at all. However, we cannot be certain that additional beamline facilities will be available on acceptable terms, or at all. If alternate beamline facilities are not available, we may be required to delay, reduce the scope of or abandon some of our early drug discovery efforts. We may also be deemed to be in breach of certain of our commercial agreements. Even if alternate beamline facilities are available, we cannot be certain that the quality of or access to the alternate facilities will be adequate and comparable to those of our current facility. Failure to maintain adequate access to and use of beamline facilities may materially adversely affect our ability to pursue our own discovery efforts and perform under our collaborations, commercial agreements and grants, which are our current primary source of revenue.

If our competitors develop drug discovery technologies that are more advanced than ours, our ability to generate revenue from collaborations, commercial arrangements or grants may be reduced or eliminated.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. There is also intense competition for fragment-based lead discovery collaborations. In addition, we understand that many large pharmaceutical companies are exploring the internal development of fragment-based drug discovery methods. Additionally, due to the high demand for treatments for AML, CML and other oncology therapeutic areas, research is intense and new technologies to enhance the rapid discovery and development of potential treatments are being sought out and developed by our competitors. If our competitors develop drug discovery technologies that are more advanced or more cost efficient or effective than ours, our revenue from collaborations, commercial arrangements and grants may be substantially reduced or eliminated.

If our competitors develop treatments for AML, CML or any other therapeutic area that are approved more quickly, marketed more effectively or demonstrated to be more effective than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.

Most cancer indications for which we are developing products have a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action.

We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. We expect Troxatyl, if approved for the treatment of AML, to compete with: cytarabine, a generic compound often known as Ara-C, which is also used in combination with the anthracycline agents daunorubicin, idarubicin, and mitoxantrone; Mylotarg® (gemtuzumab ozogamicin), marketed by Wyeth Pharmaceuticals Inc.; and Clolartm (clofarabine), marketed by Genzyme Corporation in the United States and under regulatory review in the E.U. In addition, we are aware of a number of other potential competing products, including: cloretazine (VNP40101M), which is being developed by Vion Pharmaceuticals, Inc. and is currently in a Phase III clinical trial in AML patients; Zarnestra® (tipifarnib), under development by Johnson & Johnson Pharmaceutical Research and Development, LLC; Velcadetm (bortezomib), under development for this indication by Millennium Pharmaceuticals, Inc.; Avastintm (bevacizumab), under development for this indication by Genentech, Inc.; Vidaza® (azacitidine), under development for this indication by Pharmion Corporation; and Dacogentm (decitabine), under development by MGI Pharma, Inc. and SuperGen, Inc. We also expect Troxatyl, if used for treatment of MDS, to compete with Revlimid® (lenalodomide), marketed by Celgene, Inc., which has been approved for use in a subset of MDS patients. We expect the company’s BCR-ABL inhibitor, if approved for treatment of CML, to compete with: Gleevec® (imatinib), marketed by Novartis, Inc., AMN-107 (nilotinib), under development by Novartis, Inc., dasatinib, under development by Bristol Myers Squibb, Inc., and SKI-606, under development by Wyeth, Inc. Other potential competing products are in clinical trials and preclinical development.

Significant competitors in the area of fragment-based drug discovery include Astex Therapeutics Limited, Plexxikon Inc., Evotec AG and Sunesis Pharmaceuticals, Inc.

Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than us. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our competitors may succeed in developing products for the treatment of AML, CML or other diseases in oncology therapeutic areas in which our drug discovery programs are focused that are more effective, better tolerated or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We have limited experience in identifying, acquiring or in-licensing, and integrating third parties’ products, businesses and technologies into our current infrastructure. If we determine that future acquisition or in-licensing opportunities are desirable and do not successfully execute on and integrate such targets, we may incur costs and disruptions to our business.

An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. For example, our product candidate, Troxatyl, was initially developed by Shire and licensed to us in July 2004. Although we are not currently a party to any other agreements or commitments and we have no understandings with respect to any such opportunities other than our agreement with Shire, in addition to our internal drug development efforts, we may seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our business and complement our existing product candidates, research programs and technologies. Future acquisitions, however, may entail numerous operational and financial risks including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to the development of acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulties in and costs of combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of any acquired businesses.

Finally, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed or fail to realize the anticipated benefits of such efforts.

We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other third party manufacturers, we may be unable to develop or commercialize our products.

All of our manufacturing is outsourced to third parties with oversight by our internal managers. For Troxatyl, we currently rely on Raylo Chemicals Inc., a third party supplier for clinical trial quantities of troxacitabine, the active pharmaceutical ingredient in Troxatyl. In addition, the final pharmaceutical presentation of Troxatyl in the form of vials is manufactured by Ben Venue Laboratories, Inc., with whom we have an agreement covering immediate clinical trial needs. We currently do not have long-term supply arrangements with either of these suppliers. We intend to continue this practice of outsourcing our manufacturing services to third parties for any future clinical trials and large-scale commercialization of Troxatyl, and for any other product candidate we advance into clinical trials, including those that may result from our collaboration with Novartis.

Our ability to develop and commercialize Troxatyl and any other products depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We have not manufactured commercial batches of Troxatyl. These collaborators and third-party manufacturers may encounter difficulties with the small- and large-scale formulation and manufacturing processes required to manufacture Troxatyl or any other product candidate we advance into clinical trials. Such difficulties could result in delays in our clinical trials and regulatory submissions, in the commercialization of Troxatyl or another product candidate or, if Troxatyl or any other product candidate is approved, in the recall or withdrawal of the product from the market. Further, development of large-scale manufacturing processes may require additional validation studies, which the FDA must review and approve. Our inability to enter into or maintain agreements with collaborators or capable third party manufacturers on acceptable terms, including our current efforts relating to the production of Troxatyl, could delay or prevent the commercialization of our products, which would adversely affect our ability to generate revenues and could prevent us from achieving or maintaining profitability. Even if we are able to establish additional or replacement manufacturers, the effort to identify these sources and enter into definitive supply agreements may take a substantial amount of time and may not be available on acceptable economic terms.

In addition, we, our collaborators or other third party manufacturers of our products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. We, our collaborators or other third party manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over third party manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied by third-parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize Troxatyl or any other product candidates that we may develop.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to generate product revenue.

We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In North America, we currently expect to commercialize our product candidate, Troxatyl, (if it is approved), any BCR-ABL product candidates that may result from our collaboration with Novartis, and certain other potential product candidates for other indications that are of strategic interest to us, and plan to establish internal sales and marketing capabilities for those product candidates. We plan to seek third party partners for indications and in territories, such as outside North America, which may require more extensive sales and marketing capabilities. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

The commercial success of Troxatyl or any other product that we may develop depends upon market acceptance among physicians, patients, health care payors and the medical community.

Even if Troxatyl, BCR-ABL product candidates that may result from our collaboration with Novartis or any other product we may develop obtains regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness;

•	effectiveness of our or our collaborators’ sales and marketing strategies; and

•	our ability to obtain sufficient third party coverage or reimbursement.

If Troxatyl or any of our other product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become profitable. Furthermore, to the extent Troxatyl fails to gain market acceptance for its initial proposed indication, the third-line treatment of AML, it may be more difficult for us to generate sufficient credibility with physicians and patients to commercialize Troxatyl for other indications.

We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve profitability;

•	the future revenues and profitability of our potential customers, suppliers and collaborators; and

•	the availability of capital.

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. While we cannot predict the full outcome of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.

Our ability to commercialize our product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish appropriate coverage and reimbursement levels for the cost of our products and related treatments. Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for our product candidates or exclusion of our product candidates from coverage and reimbursement programs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could significantly reduce our revenues from the sale of any approved product.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2005, we had 112 full-time employees. In the future, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively;

•	manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and other third-parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures;

•	set up marketing, sales, distribution and other commercial operations infrastructure; and

•	attract and retain sufficient numbers of talented employees.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to attract and keep key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts for Troxatyl, BCR-ABL product candidates that may result from our collaboration with Novartis and any other future product candidates. Our success depends on our continued ability to attract, retain and motivate highly qualified management and chemists, biologists, and preclinical and clinical personnel. The loss of the services of any of our senior management, particularly Michael Grey, our President and Chief Executive Officer, or Stephen Burley, our Chief Scientific Officer and Senior Vice President, Research, could delay or prevent the commercialization of our product candidates. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We will need to hire additional personnel as we continue to expand our manufacturing, research and development activities.

We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements and our business may be harmed as a result.

Risks Relating to our Finances and Capital Requirements

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.

We have incurred substantial net operating losses since our inception. For the year ended December 31, 2005, we had a net loss attributable to common stockholders of $29.9 million. For the year ended December 31, 2004, we had a net loss attributable to common stockholders of $19.1 million. As of December 31, 2005, we had an accumulated deficit of approximately $135.6 million. We expect our annual net operating losses to increase over the next several years as we expand our research and development activities, and incur significant preclinical and clinical development costs. In particular, we expect our research and development expenses to increase substantially in connection with the further clinical development of Troxatyl. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to obtain regulatory approval and successfully commercialize Troxatyl, any BCR-ABL product candidate that may result from our collaboration with Novartis or any other future product candidate before we can generate revenues which would have the potential to lead to profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We currently lack a significant continuing revenue source and may not become profitable.

Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing Troxatyl, BCR-ABL product candidates that may result from our collaboration with Novartis or any other product candidates with significant market potential. We had revenues from collaborations, commercial agreements and grants totaling $21.6 million, $27.3 million, and $18.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary source of revenues for the next several years, we do not expect these revenues alone to be sufficient to lead to profitability.

Our ability to generate continuing revenues depends on a number of factors, including:

•	obtaining new collaborations and commercial agreements;

•	performing under current and future collaborations, commercial agreements and grants, including achieving milestones;

•	successful completion of clinical trials for Troxatyl and any other product candidate we advance into clinical trials;

•	achievement of regulatory approval for Troxatyl and any other product candidate we advance into clinical trials; and

•	successful sales, manufacturing, distribution and marketing of our future products, if any.

If we are unable to generate significant continuing revenues, we will not become profitable, and we may be unable to continue our operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that the net proceeds from our initial public offering, together with interest thereon, our existing cash and cash equivalents, and cash from existing and projected new collaborations, commercial agreements and grants, will be sufficient to meet our projected operating requirements into the second quarter of 2007. However, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:

•	terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Until we can generate significant continuing revenues, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, or collaborations, commercial agreements and grants. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts.

Raising additional funds by issuing securities or through licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, as we did in our recent collaboration with Novartis, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:

•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or research programs;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved; and

•	changes in accounting principles.

Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in any one or a combination of the following:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to commercialize our product candidates.

We have product liability insurance that covers our clinical trials, up to an annual aggregate limit of $3.0 million in the United States, and other amounts in other jurisdictions. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We use biological and hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

We use hazardous materials, including chemicals, biological agents and radioactive isotopes and compounds, that could be dangerous to human health and safety or the environment. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our drug development efforts.

In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. If one of our employees was accidentally injured from the use, storage, handling or disposal of these materials or wastes, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Risks Relating to our Intellectual Property

Our success depends upon our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, as well as successfully defending these patents against third party challenges. There can be no assurance that our patent applications will result in additional patents being issued or that issued patents will afford protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable, or be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents.

The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example:

•	we might not have been the first to file patent applications for these inventions;

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the patents of others may have an adverse effect on our business;

•	it is possible that none of our pending patent applications will result in issued patents;

•	our issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•	our issued patents may not be valid or enforceable; or

•	we may not develop additional proprietary technologies that are patentable.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, and we would not be able to prevent their use.

The intellectual property protection for Troxatyl is dependent primarily on third parties and our long term protection is primarily focused on methods of manufacturing and use and formulations.

With respect to Troxatyl, Shire retains the right to prosecute and maintain patents covering composition of matter, methods of manufacturing, specific methods of use, formulations, intermediates and modes of administration for this product candidate, while the University of Georgia Research Foundation, Inc. and Yale University are responsible for the patent portfolio related to methods of use for Troxatyl. We only have the right to comment on the patent prosecution. If Shire fails to appropriately prosecute and maintain patent protection for Troxatyl, or the University of Georgia Research Foundation, Inc. and Yale University fail to protect methods of use for Troxatyl, our ability to develop and commercialize Troxatyl may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to Troxatyl could have a material adverse effect on our financial condition and results of operation.

Various patent applications and patents are directed to Troxatyl and its methods of manufacturing and use, along with Troxatyl formulations, intermediates and modes of administration. For example, one U.S. patent claims Troxatyl itself as a composition of matter. This U.S. composition of matter patent is due to expire in 2008 and there are corresponding applications pending in various other countries, as well as a granted European and Japanese patent. Additional U.S. patents encompass methods of treating cancer using Troxatyl, and, for example, methods of treating CML or AML with Troxatyl in patients previously treated with Ara-C, which patents are due to expire in 2015 and 2020, respectively.

We cannot guarantee that lack of composition of matter protection after 2008 will not adversely impact our collection of patents with respect to Troxatyl or that any of these patents will be found valid and enforceable, or that third parties will be found to infringe any of our issued patent claims. There can be no assurance that any of the patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of the Troxatyl patents.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success also depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent, trademark or other intellectual property rights alleging that we are infringing their intellectual property rights. If one of these patents was found to cover our product candidates, proprietary technologies or their uses, or one of these trademarks was found to be infringed, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtain a license to the patent or trademark, as applicable. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent or trademark holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods. In addition, we or our collaborators could be required to designate a different trademark name for our products, which could result in a delay in selling those products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

•	if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial funds and time.

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology or methods. In addition, we have not conducted an extensive search of third party trademarks, so no assurance can be given that such third party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.

Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar risks and uncertainties.

We may not be able to obtain patent term extension/restoration or other exclusivity for our products which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

Various patent applications and patents are directed to Troxatyl and its methods of manufacturing and use, along with Troxatyl formulations, intermediates and modes of administration. For example, one U.S. patent claims Troxatyl itself as a composition of matter. This U.S. composition of matter patent is due to expire in 2008, and there are corresponding applications pending in various other countries, as well as a granted European and Japanese patent. Additional U.S. patents encompass methods of treating cancer using Troxatyl, and methods of treating CML or AML with Troxatyl in patients previously treated with Ara-C, which patents are due to expire in 2015 and 2020, respectively. In some of the major territories, such as the United States, Europe and Japan, patent term extension/restoration may be available to compensate for time taken during aspects of the product’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product under its own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated.

Risks Relating to the Securities Markets and Ownership of our Common Stock

Market volatility may affect our stock price.

Until our initial public offering in February 2005, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in the development status of or clinical trial results for our product candidates, including the results for our ongoing pivotal Phase II/III trial of Troxatyl;

•	announcements of new products or technologies, commercial relationships or collaboration arrangements or other events by us or our competitors;

•	events affecting our collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities; and

•	changes in accounting principles generally accepted in the United States.

In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

Our management has broad discretion over the use of proceeds from our recent initial public offering of our common stock and may allocate the net proceeds in ways that our stockholders may not approve.

We intend to use the net proceeds from the initial public offering of our common stock for:

•	the clinical development of Troxatyl;

•	further development of our research programs and initial clinical development stemming from these programs;

•	working capital and general corporate purposes; and

•	potential acquisition and in-licensing activities.

Our management however, has broad discretion in the application of the net proceeds from our recent initial public offering and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 62% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Approximately 72%, of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to decline significantly.

Approximately 72%, of our total outstanding shares as of March 27, 2006, as well as an aggregate of 1,810,984 shares issuable upon exercise of options and warrants outstanding as of March 27, 2006 will become available for resale in the public market as shown in the chart below.

Number of Shares	Type of Securities

8,151,342	Common stock	Date of Availability for Resale into Public Market 180 days after January 31, 2006 due to lock-up agreements the holders of these shares have with the underwriters or with us. However, the underwriters can waive these restrictions under the lock-up agreements with the underwriters and allow those stockholders to sell their shares at any time.
1,000,000	Common stock (resulting form conversion of $6.0 million convertible note)	Freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, subject to the 180-day lock-up referenced above.
1,051,827	Common stock	From time to time after expiration of the 180-day lock-up upon completion of their respective one-year holding periods, or earlier if the holders exercise any available registration rights.
637,755	Common stock (purchased by Novartis Pharma AG)	From time to time after expiration of the 180-day lock-up upon completion of its one-year holding period, or earlier if Novartis exercises any available registration rights.
1,615,355	Options outstanding under our equity incentive plans	Upon the exercise of the options in the future, if ever, with all shares subject to a 180-day lock-up.
195,629	Warrants exercisable for common stock	Upon the exercise of the warrants in the future, if ever, with all shares subject to a 180-day lock-up.

We filed a registration statement under the Securities Act of 1933, as amended, or Securities Act, to register the shares of common stock issuable upon exercise of the outstanding options referenced above as well as shares that we may issue in the future under our 2005 equity incentive plan, 2005 non-employee directors’ stock option plan and 2005 employee stock purchase plan as shown in the chart below:

Plan	Number of Shares of Common Stock Reserved for Issuance

2005 equity incentive plan	750,000 shares plus the number of shares remaining available for future issuance under our 2000 equity incentive plan that are not covered by outstanding options as of the effective date of this offering or that would otherwise have reverted to the share reserve under the 2000 plan.
2005 non-employee directors’ stock option plan	75,000.
2005 employee stock purchase plan	375,000.

The share reserves for our 2005 equity incentive plan, 2005 non-employee directors’ stock option plan and 2005 employee stock option plan are subject to the following increases:

•	The share reserve for our 2005 equity incentive plan is subject to an automatic annual share increase in an amount up to and including the lesser of 3.5% of the total number of shares of our common stock outstanding at the end of the fiscal year immediately preceding the increase in the share reserve or 500,000 shares (or a smaller number of shares as may be determined by our board of directors).

•	The share reserve for our 2005 non-employee directors’ stock option plan is subject to an automatic annual share increase in an amount up to and including the aggregate number of shares subject to options granted to our non-employee directors during the fiscal year immediately preceding the increase in the share reserve (or a smaller number of shares as may be determined by our board of directors).

•	The share reserve for our 2005 employee stock purchase plan is subject to an automatic annual share increase in an amount up to and including the lesser of 1.0% of the total number of shares of our common stock outstanding at the end of the fiscal year immediately preceding the increase in the share reserve or 150,000 shares (or a smaller number of shares as may be determined by our board of directors).

Because each of these plans provides for automatic annual increases to its respective share reserve, such increases will not require stockholder approval. Any increase in our plan share reserves will cause dilution to existing stockholders. Once we register any new shares that we may issue under each of our plans, those shares will be freely tradable upon issuance.

If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 60,568 square feet of laboratory and office space in San Diego, California under two lease agreements that terminate in June 2007 and a third lease agreement that terminates in September 2008. We also sublease from a third party approximately 10,000 square feet of laboratory and office space in San Diego, California under a sublease that terminates in August 2006. We believe that our facilities will adequately meet our present research and development needs.

Item 3.	Legal Proceedings

We are not currently involved in any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 31, 2005, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:

(1) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering which, among other things, (i) increased the authorized number of shares of common stock to 75,000,000 shares, (ii) provides for 5,000,000 shares of undesignated preferred stock of the Company, and (iii) provides for certain stockholder protection measures;

(2) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering;

(3) the approval and adoption of our 2005 Equity Incentive Plan;

(4) the approval and adoption of our 2005 Employee Stock Purchase Plan;

(5) the approval and adoption of our 2005 Non-Employee Directors’ Stock Option Plan; and

(6) the approval of the form of indemnity agreement between us and each of our directors and executive officers.

Stockholders holding an aggregate of 7,055,014 shares approved the matters set forth in the action by written consent and stockholders holding approximately 1,349,133 shares did not consent with respect to such matters, each as retroactively adjusted to reflect the 1-for-2 reverse stock split of our common stock effected on January 3, 2006.

On January 3, 2006, our stockholders also acted by written consent to take the following actions in connection with the initial public offering of our common stock:

(1) the approval and adoption of an amendment to our Amended and Restated Certificate of Incorporation to effect (i) a 1-for-2 reverse stock split of our common stock whereby each two (2) shares of common stock issued and outstanding were, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of common stock; and (ii) certain other modifications in connection with the initial public offering; and

(2) amendments to the 2005 Equity Incentive Plan, 2005 Employee Stock Purchase Plan and, 2005 Non-Employee Director Stock Option Plan to reflect the 1-for-2 reverse stock split of our common stock.

Stockholders holding an aggregate of 7,011,057 shares approved the matters set forth in the action by written consent and stockholders holding approximately 2,210,215 shares did not consent with respect to such matters, each as retroactively adjusted to reflect the 1-for-2 reverse stock split of our common stock effected on January 3, 2006.

All of the above actions were effected pursuant to actions by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq National Market on February 1, 2006 under the symbol “SGXP.” Prior to such time, there was no public market for our common stock.

The closing price for our common stock as reported by the Nasdaq National Market on March 27, 2006 was $7.87 per share. As of March 27, 2006, there were approximately 215 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends by us on our common stock is limited by our debt agreements. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Use of Proceeds from the Sale of Registered Securities

On January 31, 2006, our registration statement on Form S-1 (Registration No. 333-128059) was declared effective for our initial public offering. On February 6, 2006, we sold 4,000,000 shares of our common stock in connection with the closing of our initial public offering. On March 6, 2006, the underwriters exercised in part their over-allotment option and purchased an additional 152,904 shares of our common stock. As of March 27, 2006, we had invested the $21.2 million in net proceeds from the offering in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or guaranteed obligations of the United States government. We used approximately $0.4 million of the proceeds for principal and interest payments under the terms of our debt financing arrangements. We intend to use the remaining net proceeds from our initial public offering for the clinical development of Troxatyl and related milestone payments; further development of our research programs and initial clinical development stemming from our internal programs; working capital and general corporate purposes; and potential acquisition and in-licensing activities, all as more fully described in the “Use of Proceeds” section of the final prospectus for our initial public offering. There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.

Recent Sales of Unregistered Securities

All share amounts below have been retroactively adjusted to give effect to a 0.126453-for-1 reverse stock split of our common stock and preferred stock and the related recapitalization that was effected in April 2005 and the

1-for-2 reverse stock split of our common stock that was effected in January 2006. The 1-for-2 reverse stock split of our common stock adjusted the conversion ratio of the preferred stock but did not adjust the number of outstanding shares of preferred stock. As a result of the 1-for-2 reverse stock split of our common stock, effected in January 2006, each share of preferred stock converted into one-half of a share of our common stock upon the completion of our initial public offering. During the year ended December 31, 2005, we sold and issued the following securities which were not registered under the Securities Act of 1933:

•	In April 2005, in connection with our Series B preferred stock financing and recapitalization, we (i) issued and sold an aggregate of 1,592,354 shares of Series B preferred stock in a private placement to 53 accredited investors for aggregate consideration of approximately $7.5 million, (ii) issued an aggregate of 13,600,000 shares of Series A preferred stock to 51 accredited investors upon the exchange of an aggregate of 427,435 shares of our previously outstanding Series A-1 preferred stock, 3,034,095 shares of our previously outstanding series A-2 preferred stock, 641,615 shares of our previously outstanding Series B-1 preferred stock, 604,213 shares of our previously outstanding Series C-1 preferred stock, and 92,637 shares of our previously outstanding Series D-1 preferred stock and (iii) committed to issue an additional 1,592,354 shares of Series B preferred stock to the accredited investors who irrevocably committed to purchase these shares in April 2005. We issued 1,583,627 of these additional shares of Series B preferred stock in December 2005 pursuant to these irrevocable commitments from April 2005. Upon completion of our initial public offering, these shares of Series A preferred stock and Series B preferred stock converted into an aggregate of 8,346,316 shares of common stock.

•	In July 2005, we issued two warrants to purchase up to an aggregate of 115,000 shares of common stock having an exercise price of $1.00 per share to two accredited investors as consideration for past services to us. The warrants include net exercise provisions and each have a five year term.

•	In September 2005, in connection with a line of credit and equipment financing agreement, we issued two warrants to two lenders to purchase an aggregate of 40,763 shares of our Series B preferred stock, at an initial exercise price of $4.71 per share. These warrants are exercisable through September 2015. These warrants became exercisable for 20,381 shares of our common stock, at an exercise price of $9.42 per share, upon completion of our initial public offering. In December 2005, in connection with this line of credit and equipment financing agreement, we issued two additional warrants to the lenders to purchase an aggregate of 49,607 shares of our Series B preferred stock, at an initial exercise price of $4.71 per share. These warrants are exercisable through December 2015. These warrants became exercisable for 24,803 shares of our common stock, at an exercise price of $9.42 per share, upon completion of our initial public offering.

In February 2006, upon the completion of our initial public offering, an outstanding convertible promissory note in the aggregate principal amount of $6 million was automatically converted into 1,000,000 shares of our common stock.

On March 27, 2006, in connection with a collaboration and licensing agreement, we issued 637,755 shares of our common stock to Novartis Pharma AG in a private placement transaction, at a price per share of $7.84 and an aggregate purchase price of $5,000,000. These shares were issued pursuant to a stock purchase agreement dated March 27, 2006 between Novartis Pharma AG and us.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in the paragraphs above by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. We claimed such exemption on the basis that the recipients of the securities represented that they intended to acquire the securities for investment purposes only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment with us or other relationships, to such information. Appropriate legends were affixed to the stock certificates issued in such transactions, as applicable.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial and operating information for SGX Pharmaceuticals, Inc. together with “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002 and December 31, 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this report. Historical results for any prior period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Revenue:
Grants	$1,949	$6,380	$3,344	$350	$—
Grants — subcontractor reimbursements	5,083	4,976	4,599	—	—
Collaborations and commercial agreements	14,604	15,941	10,135	2,986	1,338

Total revenue	21,636	27,297	18,078	3,336	1,338
Expenses:
Research and development	37,881	31,444	28,587	25,573	17,831
General and administrative	11,820	6,719	7,353	10,122	7,682
In-process technology	—	4,000	—	—	1,500

Total operating expenses	49,701	42,163	35,940	35,695	27,013

Loss from operations	(28,065)	(14,866)	(17,862)	(32,359)	(25,675)
Interest income	284	175	320	622	2,729
Interest expense	(422)	(669)	(1,219)	(932)	(302)
Interest expense associated with debenture	(1,188)	(3,392)	—	—	—

Net loss	(29,391)	(18,752)	(18,761)	(32,669)	(23,248)
Accretion to redemption value of redeemable convertible preferred stock	(472)	(329)	(329)	(329)	(329)

Net loss attributable to common stockholders	$(29,863)	$(19,081)	$(19,090)	$(32,998)	$(23,577)

Basic and diluted net loss attributable to common stockholders per share:	$(48.32)	$(39.84)	$(44.92)	$(78.94)	$(86.05)

Shares used to compute basic and diluted net loss attributable to common stockholders per share:	618	479	425	418	274

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,718	$11,512	$13,635	$24,255	$50,615
Working capital (deficit)	618	(8,634)	1,042	15,656	38,548
Total assets	33,251	28,332	35,943	47,721	72,095
Long-term debt obligations (including current portion)	15,733	23,420	13,487	15,789	7,707
Redeemable preferred stock	46,837	74,850	88,306	87,977	87,648
Accumulated deficit	(135,628)	(105,765)	(86,684)	(67,594)	(34,596)
Total stockholders’ deficit	(41,677)	(78,782)	(78,044)	(60,237)	(30,882)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Item 1A of Part I of this report and elsewhere in this report.

Overview

We are a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics. We are developing Troxatyl, a novel compound which is currently in a pivotal Phase II/III clinical trial for the third-line treatment of Acute Myelogenous Leukemia, or AML. In addition, we are developing Troxatyl for the treatment of earlier stage AML as well as for various solid tumors, and plan to develop Troxatyl for the treatment of Myelodysplastic Syndromes, or MDS. We are also building an internal cancer product pipeline and generating lead compounds for ourselves and partners through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST. We have successfully applied FAST to generate novel, potent and selective small molecule compounds in a matter of months for many proteins, or drug targets, that have been implicated in cancers and other diseases. Based on our experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming some additional resources from the net proceeds of this offering, we believe that FAST is capable of producing at least one new Investigational New Drug application, or IND, candidate per year, starting in 2007.

We currently have 9 active revenue-generating collaborations, commercial agreements and grants based upon FAST and related technologies with pharmaceutical companies, including Novartis and Eli Lilly & Company, as well as government and other agencies. We generated approximately $21.6 million, $27.3 million, and $18.1 million in revenues from collaborations, commercial agreements and grants during the years ended December 31, 2005, 2004 and 2003, respectively. We have incurred significant losses since our inception in 1998, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of December 31, 2005, our accumulated deficit was approximately $135.6 million. We expect to incur substantial and possibly increasing losses for the next several years as we:

•	continue the clinical trials and prepare for the commercialization of our product candidate, Troxatyl;

•	develop and expand our oncology pipeline; and

•	acquire or in-license oncology products or discovery technologies that are complementary to our own.

We were incorporated in Delaware in July 1998. To date, we have not generated any revenues from the sale of therapeutic drugs. We have financed our operations and internal growth through private placements of our preferred stock, our collaboration, commercial agreement and grant revenue, and debt financings.

Financial Operations Overview

Collaboration, Commercial Agreement and Grant Revenue

Collaboration, commercial agreement and grant revenue has primarily been a result of various collaborations, commercial agreements and grants with pharmaceutical companies and biotechnology companies, as well as government and other agencies. We also periodically receive non-refundable payments for achieving certain milestones during the term of our agreements.

Research and Development Expense

Research and development expense consists primarily of costs associated with clinical trials of Troxatyl, compensation, including stock-based, and other expenses related to research and development personnel, facilities costs and depreciation. We charge all research and development expenses to operations as they are incurred.

Our development activities are primarily focused on the development of Troxatyl. We initiated our pivotal Phase II/III clinical trial for the third-line treatment of AML in July 2005. We expect to complete enrollment in our Phase II/III clinical trial in the third quarter of 2006 and to announce results in the fourth quarter of 2006. We completed our first clinical trial evaluating Troxatyl dosing by continuous intravenous, or IV, infusion in the second quarter of 2005 and are recently completed a Phase I dose ranging clinical trial of Troxatyl by continuous IV infusion in patients with refractory solid tumors.

We incurred $5.5 million, $6.5 million, and $12.0 million of expenses related to the development of Troxatyl in 2004, 2005, and cumulatively through December 31, 2005, respectively. These expenses for 2004 and cumulatively through December 31, 2005 include $4.0 million paid to Shire BioChem Inc. to in-license exclusive worldwide rights to Troxatyl.

Our research activities are focused on building an internal oncology pipeline and generating lead compounds for ourselves and our potential partners through application of our FAST drug discovery platform. We have identified a portfolio of approximately 20 oncology drug targets that we believe are clearly implicated in cancers. Our most advanced programs based upon FAST are focused on compounds that inhibit BCR-ABL, MET and K-RAS. Based on our research activities and experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that FAST is capable of producing at least one IND candidate per year, starting in 2007 with our BCR-ABL program candidate.

We incurred approximately $6.4 million, $1.9 million, and $12.0 million of internal research expenses in connection with our NIH grants in 2004, 2005, and cumulatively through December 31, 2005, respectively. We also incurred $5.0 million, $5.1 million, and $14.7 million of expenses to subcontractors in connection with our research under NIH grants in 2004, 2005 and cumulatively through December 31, 2005, respectively.

All other research and development expenses are for various programs in the preclinical and research and discovery stages. For these preclinical programs, we use our internal resources including our employees and discovery infrastructure, across several projects, and many of our costs are not attributable to a specific project but are directed to broadly applicable research projects. Accordingly, we do not account for our internal research and development costs on a project basis. Research and development expense also includes approximately $4.0 million of stock-based compensation expense associated with employees performing research and development activities for the year ended December 31, 2005.

We expect our research and development expense to increase as we advance Troxatyl and new product candidates into later stages of clinical development. We are unable to estimate with any certainty the costs we will incur in the continued development of Troxatyl and of other product candidates for commercialization. We expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area.

Clinical development timelines, likelihood of success and associated costs are uncertain and therefore vary widely. Although we are currently focused primarily on Troxatyl for the treatment of AML, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and each additional indication for Troxatyl.

At this time, due to the risks inherent in the clinical trial process, development completion dates and costs vary significantly for each product candidate and are difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when any cash flows from our current product candidates will commence.

General and Administrative Expense

General and administrative expense consists primarily of compensation, including stock-based, and other expenses related to our corporate administrative employees, legal fees and other professional services expenses. We anticipate increases in general and administrative expense as we add personnel, become subject to reporting obligations applicable to publicly-held companies and continue to develop and prepare for commercialization of our product candidates.

As a public company, we operate in an increasingly demanding regulatory environment which will subject us to the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, expanded disclosures, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting. As a result of these factors, until we are able to implement comprehensive accounting policies and procedures, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with existing or new reporting requirements.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense represents interest on our debt and secured promissory notes in an aggregate principal amount of $13.4 million that we issued in two tranches in a secured bridge financing in July and September 2004, which were converted into redeemable convertible preferred stock in April 2005. Interest expense also includes interest charges associated with the line of credit and equipment financing facility which we entered into with Silicon Valley Bank and Oxford Finance Corporation in September 2005.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of our collaboration agreements, development milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement. Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments could be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with certain research collaborations and commercial agreements, revenues are recognized from non-refundable upfront fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. Research services provided under some of our collaboration agreements and commercial agreements are on a fixed fee basis. Revenues associated with long-term fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options granted to employees and directors has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant, as estimated by us for financial reporting purposes, on the date those options were granted. It also includes stock-based compensation for options granted to consultants that has been determined in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services, as the fair value of the equity instruments issued and is periodically revalued as the options vest. Stock-based compensation expense depends on the amount of stock options and other equity compensation awards we grant to our employees, consultants and directors and the exercise price of those options.

Deferred stock compensation which is a non-cash charge, results from employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. Given the absence of an active market for our common stock through 2005, our board of directors considered, among other factors, the liquidation preferences, anti-dilution protection and voting preferences of the preferred stock over the common stock in determining the estimated fair value of the common stock for purposes of establishing the exercise prices for stock option grants.

As a result of initiating our initial public offering, we revised our estimate of the fair value of our common stock for the last six months of 2004 and the year ended December 31, 2005 for financial reporting purposes. This was done retrospectively by management and we did not obtain contemporaneous valuations from an independent valuation specialist. In reassessing the value of our common stock in 2004 and 2005, we considered the price we received in April 2005 for our Series B preferred stock of $4.71 per share ($9.42 per share on an assumed converted basis). Starting on July 1, 2004, we reduced the value that we originally attributed to the preferences on the preferred stock mentioned above by 10% of the price of the preferred stock. Accordingly, we estimated the fair value at 90% of the Series B preferred stock price, or $4.24 per share ($8.48 per share on an assumed converted basis). We kept this value constant until April 2005 when we steadily increased the estimated fair value to $14.06 per common share based on an assessment of market considerations, including discussions with the underwriters who managed the initial public offering. Furthermore, we believe this valuation approach is consistent with valuation methodologies applied to other similar companies for financial reporting purposes pursuing an initial public offering.

For stock option and restricted stock grants to employees and non-employee directors, we recorded deferred stock compensation, net of forfeitures, totaling $13.6 million and $0.0 in 2005 and 2004, respectively, which represent the difference between the revised fair value for financial reporting purposes of our common stock and the option exercise price at the date of grant. We also recorded deferred stock compensation of $1.7 million for the issuance of equity instruments to former employees and consultants in 2005. Deferred compensation will be amortized to expense over the vesting period of the related options using an accelerated method. Based upon stock option and restricted stock grants through December 31, 2005, the expected future amortization expense for deferred stock compensation is $3.5 million, $1.4 million, $200,000 and $24,000 for the years ending December 31, 2006, 2007, 2008, and 2009, respectively.

Deferred Tax Asset Valuation Allowance

Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2004 and 2005 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

Results of Operations

Year Ended December 31, 2005 Compared to 2004

Collaboration, Commercial Agreement and Grant Revenue.  Collaboration, commercial agreement and grant revenue declined from $27.3 million for the year ended December 31, 2004 to $21.6 million for the year ended December 31, 2005. The decrease of $5.7 million, or 21%, was primarily due to the conclusion of a previously existing grant agreement, partially offset by a new grant agreement that commenced in the third quarter of 2005, resulting in a net decrease in grant revenue of $4.3 million. In addition, a decrease of $1.4 million was due to fewer new agreements signed in 2005 as we changed our business strategy to focus on oncology drug discovery and development.

Research and Development Expense.  Research and development expense increased from $31.4 million for the year ended December 31, 2004 to $37.9 million for the year ended December 31, 2005. The increase was primarily attributable to increased clinical trial expenses incurred for Troxatyl and the recognition of equity-based compensation for option grants. We expect our research and development costs to increase in the future as we conduct clinical development of Troxatyl for the treatment of AML and other indications, as well as advance other preclinical product candidates into clinical development.

General and Administrative.  General and administrative expense increased from $6.7 million for the year ended December 31, 2004 to $11.8 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in equity-based compensation for option and restricted stock grants in 2005. We expect our general and administrative expense to increase in the future due to our responsibilities as a publicly-held company and the related requirements of the Sarbanes-Oxley Act.

Amortization of Stock-Based Compensation.  We recorded amortization of stock-based compensation of $10.2 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively. The increase was attributable to the additional deferred compensation recorded for financial reporting purposes, as a result of our initial public offering, from the issuance of stock option grants at exercise prices that were deemed to be below the estimated fair value of the underlying common stock on the date of grant.

Interest Income.  Interest income increased from $175,000 for the year ended December 31, 2004 to $284,000 for the year ended December 31, 2005. The increase was due primarily to higher cash and cash equivalent balances in 2005 compared to 2004.

Interest Expense.  Interest expense (excluding interest expense associated with our bridge notes issued in July and September 2004) decreased from $669,000 for the year ended December 31, 2004 to $422,000 for the year ended December 31, 2005. We did not receive any funds under the line of credit and equipment financing agreements with Silicon Valley Bank and Oxford Finance Corporation until September 2005 and December 2005. Accordingly, the decrease in interest expense was due to the lower debt levels in 2005 as compared to 2004 (excluding indebtedness under our bridge notes issued in July and September 2004).

Interest Expense Associated with Bridge Notes.  We recorded interest expense of $3.4 million and $1.2 million during the year ended December 31, 2004 and 2005, respectively, related to the bridge notes issued in July and September 2004. Included in the bridge note interest expense is the amortization of the fair value of warrants issued in connection with the bridge notes. We determined the fair value of the warrants on the grant date using the Black-Scholes pricing model. This resulted in aggregate expense of approximately $1.7 million, which is recorded against the principal balance. The remaining $363,000 was recognized as interest expense in the year ended December 31, 2005.

Also included in the bridge note interest expense is an additional non-cash charge of approximately $1.7 million against the principal balance of the bridge notes. This amount represents the difference between the conversion price of the bridge notes and the underlying value of the stock issued upon conversion of the bridge notes. The remaining $363,000 of this non-cash charge was recognized as interest expense in the year ended December 31, 2005.

Year Ended December 31, 2004 Compared to 2003

Collaboration, Commercial Agreement and Grant Revenue.  Collaboration, commercial agreement and grant revenue increased from $18.1 million for the year ended December 31, 2003 to $27.3 million for the year ended December 31, 2004. The increase of $9.2 million, or 51%, was due to an increase in research grant revenue of $3.4 million and an increase in revenue from collaborations and commercial agreements of $5.8 million.

Research and Development Expense.  Research and development expense increased from $28.6 million for the year ended December 31, 2003 to $31.4 million for the year ended December 31, 2004. The increase of $2.8 million, or 10%, was due primarily to expenses incurred to support increased research and development activity, commensurate with higher Troxatyl related development costs.

General and Administrative.  General and administrative expense decreased from $7.4 million for the year ended December 31, 2003 to $6.7 million for the year ended December 31, 2004. The decrease of $0.7 million, or 9%, was due primarily to personnel reductions.

In-process Technology.  In 2004, we acquired the exclusive worldwide rights to Troxatyl from Shire BioChem Inc. Under the terms of the agreement, we made an upfront payment of $3.0 million and a payment of $1.0 million on the one-year anniversary of the agreement. We are also required to make milestone payments based on successful development and approval of Troxatyl, and we will also be required to make royalty payments based on net sales. We recorded a one-time charge of $4.0 million for purchased in-process research and development related to the upfront and one-year anniversary payments in 2004 based on the fact that the technology acquired did not have established feasibility and had no alternative future use.

Interest Income.  Interest income decreased from $320,000 for the year ended December 31, 2003 to $175,000 for the year ended December 31, 2004. The decrease was due primarily to lower average cash and cash equivalent balances in 2004 than in 2003.

Interest Expense.  Interest expense (excluding interest expense associated with our bridge notes issued in July and September 2004) decreased from $1.2 million for the year ended December 31, 2003 to $669,000 for the year ended December 31, 2004. The decrease was due primarily to repayment of some of our lease lines resulting in lower debt levels in 2004 as compared to 2003 (excluding indebtedness under our bridge notes issued in July and September 2004).

Interest Expense Associated with Bridge Notes

We also recorded interest expense of $3.4 million in 2004 related to the bridge notes issued in July and September 2004. Included in the bridge note interest expense is the amortization of the fair value of warrants issued in connection with the bridge notes resulting in aggregate expense of approximately $1.7 million, which was recorded against the principal balance and was being amortized over the term of the bridge notes. Of the bridge note discount, approximately $1.4 million was recognized as interest expense in 2004.

Also included in the bridge note interest expense is an additional non-cash charge of approximately $1.7 million against the principal balance of the bridge notes. This amount represents the difference between the conversion price of the bridge notes and the underlying value of the stock to be issued upon conversion of the bridge notes. Approximately $1.4 million of this non-cash charge was recognized as interest expense in 2004.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through the sale of our equity securities, funds received from our collaborations, commercial agreements and grant revenue and debt financings. For the year ended December 31, 2005, we received net proceeds of approximately $13.3 million from the sale of Series B preferred stock in April 2005 and December 2005. In February 2006, we completed an initial public offering of our common stock and raised net proceeds of approximately $21.2 million, after deducting the underwriting discount and offering expenses, and including the underwriters overallotment option which was exercised in March 2006.

We have received revenues from collaborations, commercial agreements and grants totaling $21.6 million, $27.3 million, and $18.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively. We anticipate existing collaborations, commercial agreements and grants will provide approximately $18.0 million in 2006. These additional proceeds are subject to us performing certain services and achieving certain milestones under the existing agreements. If we were to fail to perform these services or achieve these milestones, we would not receive the additional proceeds under these agreements.

During the year ended December 31, 2004, we borrowed approximately $14.1 million pursuant to the bridge notes issued in July and September 2004 and from our line of credit and notes payable. During the year ended December 31, 2003, we borrowed approximately $1.3 million from our line of credit and notes payable. We made debt repayments of $3.0 million, $3.9 million and $3.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. In April 2005, the $13.4 million of indebtedness under our bridge notes issued in July and September 2004 was converted into shares of Series A-2 preferred stock. As of December 31, 2005, an aggregate of $1.3 million was outstanding under our line of credit excluding the line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in 2005, which is discussed below. The debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2005, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2008. They bear interest at effective rates ranging from approximately 9.14% to 10.60% and include terminal payments at the end of the loans ranging from 0% to approximately 3.2%.

In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. One-half of the proceeds were available to us immediately under the line of credit and equipment financing agreement, $4.0 million of general purpose working capital became available in December 2005 and the remaining $1.0 million of equipment and leasehold improvement financing will become available in the second quarter of 2006. In September 2005, we borrowed $4.0 million for general purpose working capital under this facility, which is recorded in current liabilities as of December 31, 2005, and issued the lenders warrants to purchase an aggregate of 40,763 shares of our Series B preferred stock, which became exercisable for 20,381 shares of our common stock, at an exercise price of $9.42 per share, upon the completion of our initial public offering. In December 2005, we borrowed approximately $4.9 million of additional funds under this line of credit and equipment financing agreement, and issued the lenders warrants to purchase an additional 49,607 shares of our Series B preferred stock, which became exercisable for 24,803 shares of our common stock, at an exercise price of $9.42 per share, upon the completion of our initial public offering. Additional warrants may be issued under this facility based upon future draw amounts under the facility.

In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis agreed to pay us a non-refundable, non-creditable license fee of $20.0 million. Novartis Pharma AG purchased $5.0 million of our common stock.

Cash Flows

Our cash flows for 2006 and beyond will depend on a variety of factors, some of which are discussed below.

As of December 31, 2005, cash and cash equivalents totaled approximately $17.7 million as compared to $11.5 million at December 31, 2004, an increase of approximately $6.2 million. The increase resulted primarily from $37.1 million of expenses and equipment purchases (excluding non-cash items totaling approximately $15.3 million) offset by $21.6 million of revenue under grants, collaborations and commercial agreements, $13.3 million from the sale of our preferred stock, $5.9 million which we borrowed (net of repayments) as described above, and $219,000 from the issuance of common stock, net of repurchases. We had $11.8 million of net cash used in operations and approximately $1.3 million of purchases of property and equipment and other items. The net cash used in operating activities primarily funded the net loss for the year ended December 31, 2005 of $29.4 million, partially offset by non-cash charges for depreciation and amortization of $4.0 million and stock-based compensation of $10.2 million.

As of December 31, 2004, cash and cash equivalents totaled approximately $11.5 million compared to $13.6 million as of December 31, 2003, a decrease of approximately $2.1 million. The decrease resulted primarily from $37.8 million of expenses and equipment purchases (excluding non-cash items of $9.4 million) offset by $27.3 million of revenue under grants, collaborations and commercial agreements and $10.1 million which we borrowed (net of repayments) as described above. We had net cash used in operations of $11.0 million and purchases of property and equipment of $1.2 million. The net cash used in operating activities primarily reflected the net loss for 2004 of $18.8 million, partially offset by non-cash charges for depreciation and amortization of $5.0 million and $2.8 million of discount on warrants associated with the bridge notes.

We expect our cash outflows to increase as we advance Troxatyl and new product candidates into later stages of clinical development. If we successfully develop and obtain regulatory approval of Troxatyl for the treatment of AML, we will be required to pay up to $17.0 million to Shire as milestone payments, $11.0 million of which is payable upon the satisfaction of specified milestone events leading up to and including the filing of an NDA. We are unable to estimate with any certainty the costs we will incur in the continued development of Troxatyl and of other product candidates for commercialization. We also expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area. Although we are currently focused primarily on Troxatyl for the treatment of AML, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and each additional indication for Troxatyl.

Funding Requirements

Our future capital uses and requirements depend on numerous factors, including but not limited to the following:

•	terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We believe that our existing cash and cash equivalents, together with interest thereon, and cash from existing and projected new collaborations, commercial agreements and grants, will be sufficient to meet our projected operating requirements into the second quarter of 2007.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, our collaboration, commercial agreement and grant revenue, and debt financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In particular, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. In addition, we cannot be sure that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

As of December 31, 2005, 2004 and 2003, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in the Notes to Financial Statements included elsewhere in this report.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2005:

		Payments Due by Period
		Less Than	1 to	4 to	More Than
Contractual Obligations	Total	1 Year	3 Years	5 Years	5 Years
	(In thousands)

Long-term debt obligations(1)	10,212	3,466	6,746	—	—
Operating lease obligations	4,131	1,939	2,173	19	—
License obligations(2)	—	—	—	—	—

Total	$14,343	$5,405	$8,919	$19	$—

(1)	Long term debt obligations do not include a convertible note payable of $6.0 million, which can only be settled through the issuance of shares of our common stock upon an initial public offering or the sale of our business.

(2)	License obligations do not include contingent payments of up to $17.0 million payable to Shire upon the completion of milestones related to the successful development and approval of Troxatyl for the treatment of AML, $11.0 million of which is payable upon the satisfaction of specified milestone events leading up to and including the filing of an NDA. License obligations also do not include royalties, including minimum royalty payments of approximately $10.0 million over a four-year period following product launch, or other milestone payments that may be payable in the future to Shire upon the occurrence of other development and regulatory events for solid tumor and other indications. Because we have not yet completed clinical development or obtained regulatory approval of Troxatyl for any indication, we are currently unable to estimate the amount or timing of any of these other potential payments.

We also enter into agreements with clinical sites that conduct our clinical trials. We make payments to sites based upon the number of patients enrolled. For the years ended December 31, 2005 and 2004, we made aggregate payments of approximately $4.4 million and $0.3 million, respectively, in connection with our clinical trials. At this time, due to the variability associated with these agreements, we are unable to estimate with certainty the future patient enrollment costs we will incur and therefore have excluded these costs from the above table. We do, however, anticipate that these costs will increase significantly in future periods as a result of the commencement of the pivotal Phase II/III trial for Troxatyl in July 2005.

As of December 31, 2005, we had approximately $88,000 in restricted cash associated with our facility lease.

Related Party Transactions

For a description of our related party transactions, see “Certain Relationships and Related Party Transactions.”

Income Taxes

As of December 31, 2005, we had federal and California net operating loss carryforwards of approximately $99.4 million and $65.5 million, respectively, which begin to expire in 2019 and 2009, respectively, if not utilized. We also had federal and California research and development tax credit carryforwards totaling approximately $4.2 million and $2.8 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2019, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, and similar state provisions, use of our net operating loss and tax credit carryforwards may be limited as a result of certain cumulative changes in our stock ownership. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2005 and 2004, we had deferred tax assets primarily representing the benefit of net operating loss carryforwards. We did not record a benefit for the deferred tax assets because realization of the deferred tax assets was uncertain and, accordingly, a valuation allowance has been provided to completely offset the deferred tax assets.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of unallocated overhead resulting from abnormally low production (or idle capacity), freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS No. 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”

SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted to employees and directors after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has determined it will use the Black-Scholes model to measure the fair value of employee stock options under SFAS No. 123R.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options issued at fair market value. Accordingly, the adoption of the fair value method under SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on the Company’s overall financial position. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1 to our financial statements. We currently expect stock option expense for 2006 to be consistent with the expense noted in the disclosure of pro forma net loss and loss per share for current options granted, however, this estimated amount will be dependent on the level of share-based payments granted in the future. In addition, adjustments to key assumptions in estimating the fair value, including volatility, estimated life and risk-free interest rates, could increase future amounts of stock based compensation. We expect to utilize an expected life of 6.25 years for option grants issued beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” or SFAS No. 153. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted beginning January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of December 31, 2005, all of our short-term investments were government agency securities and our cash equivalents were held in checking accounts, money market accounts and government agency securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank line of credit. The advances under this line of credit bear a variable rate of interest based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SGX Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SGX Pharmaceuticals, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGX Pharmaceuticals, Inc., at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 17, 2006,
except for paragraphs 3 and 4 of Note 11, as to which the date is
March 27, 2006

SGX Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except par value and share data)

Assets
Current assets:
Cash and cash equivalents	$17,718	$11,512
Accounts receivable	863	919
Prepaid expenses	1,279	1,048
Other current assets	101	181

Total current assets	19,961	13,660
Property and equipment, net	7,168	9,663
Goodwill and intangible assets, net	3,439	3,615
Other assets	2,683	1,394

Total assets	$33,251	$28,332

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,935	$652
Accrued liabilities	4,329	2,731
Accrued liability for the acquisition of Troxatyl	—	1,000
Other current liabilities	128	135
Current portion of line of credit	9,733	2,958
Bridge notes payable	—	13,154
Deferred revenue	2,218	1,664

Total current liabilities	19,343	22,294
Deferred rent	169	266
Line of credit, net of current portion	—	1,308
Deferred revenue, long-term	2,579	2,396
Note payable, net of current portion	6,000	6,000
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, par value $.001; Authorized shares — 19,000,000 and 34,391,054 at December 31, 2005 and 2004, respectively; issued and outstanding shares 16,692,654 and 1,765,900 at December 31, 2005 and 2004, respectively; aggregate liquidation preference and redemption amount — $48,190 and $75,690 at December 31, 2005 and 2004, respectively	46,837	74,850
Stockholders’ deficit:
Common stock, par value $.001; Authorized shares — 50,000,000 and 35,000,000 at December 31, 2005 and 2004, respectively; issued and outstanding shares — 854,160 and 500,436 at December 31, 2005 and 2004, respectively	1	1
Notes receivable from stockholders	(59)	(138)
Additional paid-in capital	99,110	27,120
Deferred compensation	(5,101)	—
Accumulated deficit	(135,628)	(105,765)

Total stockholders’ deficit	(41,677)	(78,782)

Total liabilities and stockholders’ deficit	$33,251	$28,332

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenue:
Grants	$1,949	$6,380	$3,344
Grants — subcontractor reimbursements	5,083	4,976	4,599
Collaborations and commercial agreements	14,604	15,941	10,135

Total revenue	21,636	27,297	18,078
Expenses:
Research and development	37,881	31,444	28,587
General and administrative	11,820	6,719	7,353
In-process technology	—	4,000	—

Total operating expenses	49,701	42,163	35,940

Loss from operations	(28,065)	(14,866)	(17,862)
Interest income	284	175	320
Interest expense	(422)	(669)	(1,219)
Interest expense associated with bridge notes	(1,188)	(3,392)	—

Net loss	(29,391)	(18,752)	(18,761)
Accretion to redemption value of redeemable convertible preferred stock	(472)	(329)	(329)

Net loss attributable to common stockholders	$(29,863)	$(19,081)	$(19,090)

Basic and diluted net loss per share attributable to common stockholders:	$(48.32)	$(39.84)	$(44.92)

Shares used to compute basic and diluted net loss per share attributable to common stockholders:	618	479	425

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2003, 2004 and 2005

			Notes
			Receivable	Additional			Total
	Common Stock		from	Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Stockholders	Capital	Compensation	Deficit	Deficit
	(In thousands, except share data)

Balance at December 31, 2002	430,297	$1	$(1,989)	$10,994	$(1,649)	$(67,594)	$(60,237)
Issuance of warrant to lender	——	—		15	—		15
Issuance of common stock upon exercise of stock options	307	—	—	5	—	—	5
Repurchase of unvested restricted stock	(7,077)	—	91	(86)	—	—	5
Issuance of common stock to former employee	3,629	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	25	—	—	—	25
Accrued interest on notes receivable from stockholders	—	—	(124)	—	—	—	(124)
Deferred compensation for issuance of equity instruments	—	—		57	(57)	—	—
Stock-based compensation, including amortization of deferred compensation	—	—	—	123	1,116	—	1,239
Write-off of issuance costs incurred in equity financing	—	—	—	118	—	—	118
Deemed dividend and accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	(329)	(329)
Net loss and comprehensive loss	—	—	—	—	—	(18,761)	(18,761)

Balance at December 31, 2003	427,156	$1	$(1,997)	$11,226	$(590)	$(86,684)	$(78,044)
Issuance of common stock upon exercise of stock options	11,196	—	—	62	—	—	62
Repurchase of unvested restricted stock	(744)	—	—	(10)	—	—	(10)
Repurchase of common stock in exchange for settlement of notes and accrued interest from stockholders	(131,224)	—	1,764	(1,764)	—	—	—
Forgiveness of a portion of principal on notes and accrued interest on note settlement	—	—	131	651	—	—	782
Repayment of notes receivable from stockholders	—	—	42	—	—	—	42
Accrued interest on notes receivable from stockholders	—	—	(78)	—	—	—	(78)
Deferred compensation for issuance of equity instruments		—	—	6	(6)	—	—
Amortization of stock-based compensation	—	—	—	(147)	596	—	449
Issuance costs incurred in equity financing	—	—	—	(166)	—	—	(166)
Conversion of redeemable preferred stock into common stock for non-participation in the bridge financing	194,052	—	—	13,785	—	—	13,785
Issuance of warrants to bridge note lenders	—	—	—	3,477	—	—	3,477
Deemed dividend and accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	(329)	(329)
Net loss and comprehensive loss	—	—	—	—	—	(18,752)	(18,752)

Balance at December 31, 2004	500,436	$1	$(138)	$27,120	$—	$(105,765)	$(78,782)

Issuance of common stock upon exercise of stock options	213,417	—	—	222	—	—	222
Conversion of preferred stock into common stock for non-participation in the Series B financing	70,392	—	—	1,410	—	—	1,410
Repayment of notes receivable from stockholders	—	—	81	—	—	—	81
Accrued interest on notes receivable from stockholders	—	—	(3)	—	—	—	(3)
Deferred compensation for issuance of equity instruments	—	—	—	12,944	(12,944)	—	—
Amortization of stock-based compensation	—	—	—	—	10,233	—	10,233
Repurchase of unvested restricted stock	(85)	—	1	(4)	—	—	(3)
Issuance of restricted stock	70,000	—	—	654	(654)	—	—
Issuance of equity instruments to former employees and consultants	—	—	—	1,736	(1,736)	—	—
Issuance of warrants to lenders	—	—	—	498	—	—	498
Deemed dividend and accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	(472)	(472)
Reduction of redemption value on redeemable preferred stock	—	—	—	54,530	—	—	54,530
Net loss and comprehensive loss	—	—	—	—	—	(29,391)	(29,391)

Balance at December 31, 2005	854,160	$1	$(59)	$99,110	$(5,101)	$(135,628)	$(41,677)

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities:
Net loss	$(29,391)	$(18,752)	$(18,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,976	5,002	5,110
Imputed interest expense on convertible debenture	—	18	239
Stock-based compensation	10,233	449	1,239
Amortization of discount on warrants	72	64	84
Amortization of discount on warrants associated with bridge notes	727	2,753	—
Deferred rent	(97)	(27)	169
Accrual of interest on notes receivable from stockholders	—	(78)	(124)
Accrual of interest on bridge notes payable	411	467	—
Forgiveness of principal and accrued interest on note settlement	—	782	—
Changes in operating assets and liabilities:	—
Prepaid expenses and other current assets	(95)	1,102	(2,185)
Accounts payable and accrued liabilities	2,874	(680)	1,968
Deferred revenue	737	(2,643)	5,865
Other assets	(1,289)	559	84

Net cash used in operating activities	(11,842)	(10,984)	(6,312)
Investing activities:
Purchases of property and equipment, net	(1,303)	(1,175)	(1,313)

Net cash used in investing activities	(1,303)	(1,175)	(1,313)
Financing activities:
Proceeds from lines of credit and notes payable	8,868	643	1,302
Principal payments on lines of credit and notes payable	(2,974)	(3,946)	(3,912)
Proceeds from repayment of notes receivable from stockholders	79	42	25
Issuance of common stock for cash, net of repurchases	219	52	10
Issuance of preferred stock, net	13,159	(166)	118
Issuance of bridge notes	—	13,411	—

Net cash provided by (used in) financing activities	19,351	10,036	(2,457)

Net increase (decrease) in cash and cash equivalents	6,206	(2,123)	(10,082)
Cash and cash equivalents at beginning of year	11,512	13,635	23,717

Cash and cash equivalents at end of year	$17,718	$11,512	$13,635

Supplemental schedule of cash flow information:
Cash paid for interest	$363	$587	$890

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrant related to line of credit	$498	$—	$15

Deferred compensation	$15,334	$—	$57

Conversion of bridge notes and redeemable convertible preferred stock to equity	$54,530	13,785	—

Conversion of bridge notes to preferred stock	$14,291	—	—

See accompanying notes.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

SGX Pharmaceuticals, Inc. (“SGX” or the “Company”, formerly known as Structural GenomiX, Inc.), was incorporated in Delaware on July 16, 1998. SGX is a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities, and results of operations of the Company and its wholly-owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split

In April 2005, the Company’s board of directors authorized a .126453-for-1 reverse stock split for all outstanding preferred and common shares. All share information has been retroactively restated to reflect the reverse stock split.

In January 2006, the Company’s board of directors and stockholders authorized a 1-for-2 reverse stock split of the common stock that was effected on January 3, 2006. As a result, each share of the Company’s outstanding preferred stock was convertible into one-half of a share of the Company’s common stock. All common share information has been retroactively restated to reflect the 1-for-2 reverse stock split. In connection with the closing of the Company’s initial public offering in February 2006, all shares of preferred stock were converted to common stock.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of less than three months when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximate market value.

Fair Value of Financial Statements

The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities and notes payable are considered to be reasonable estimates of their respective fair values due to their short-term nature.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

The Company’s accounts receivable consist of amounts due from governmental agencies for costs incurred under funded projects and amounts due from corporate partners under various collaboration agreements. When necessary, the Company maintains an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate. The Company did not maintain an allowance for doubtful accounts as of December 31, 2005 or 2004.

The percentage of total revenues from significant customers is as follows:

	December 31,
	2005	2004	2003

Customer A	38%	34%	28%
Customer B	33%	42%	44%
Customer C	12%	7%	10%

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets are charged to expense. On disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to fifteen years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Although the Company has accumulated losses since inception, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2005.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheets.

Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s initial public offering in February 2006, all shares of redeemable convertible preferred stock were converted to common stock. Prior to our initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption value at the redemption date. These accretions were effected through charges against accumulated deficit.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations in accounting for its employee and director stock options. Under APB 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

The Company’s board of directors estimates the fair value of the Company’s common stock for purposes of establishing exercise prices of stock options. Given the absence of an active market for the Company’s common stock through 2005, the board of directors considered, among other factors, the liquidation preferences, anti-dilution protection and voting preferences of the preferred stock over the common stock in determining the estimated fair value of the common stock for purposes of establishing the exercise prices for stock option grants.

In preparation for its initial public offering, the Company revised its estimate of the fair value for financial reporting purposes of common stock for the last six months of 2004 and all of 2005. This valuation was done retrospectively by management, a related party, and the Company did not obtain contemporaneous valuations from an independent valuation specialist. In reassessing the value of common stock in 2004 and 2005, the Company considered the price it received in April 2005 for its Series B preferred stock of $4.71 per share ($9.42 per share on an assumed converted basis). Starting on July 1, 2004, the Company reduced the value originally attributed to the preferences on the Series B preferred stock to 10% of the price of the preferred stock. Accordingly, the Company estimated the fair value of the common stock for financial reporting purposes to be 90% of the Series B preferred stock price, or $4.24 per share ($8.48 per share on an assumed converted basis). The Company kept this value constant until April 2005, when the Company steadily increased the estimated fair value to $14.06 per common share based on an assessment of market considerations, including discussions with the underwriters in the initial public offering. The Company believes this valuation approach is consistent with valuation methodologies applied for financial reporting purposes to other similar companies pursuing an initial public offering.

The Company recorded deferred stock compensation, net of forfeitures, for employee and non-employee director’s stock option and restricted stock grants within stockholders’ deficit of $0 in 2004 and $13,598 in 2005, which represents the difference between the revised fair value of the common stock for financial reporting purposes and the option exercise price at the date of grant. The weighted-average exercise price and the weighted-average revised fair value were $1.00 and $11.40 for the options granted during 2005, respectively. Deferred compensation will be amortized to expense over the vesting period of the related options using an accelerated method in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recorded amortization of deferred stock compensation of $10,233 and $449 during the year ended December 31, 2005 and 2004, respectively. The expected future amortization expense for deferred stock compensation for stock option and restricted stock grants is as follows:

For the Years Ending December 31,

2006	3,526
2007	1,351
2008	200
2009	24

$5,101

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation.

	December 31,
	2005	2004	2003

Net loss attributable to common stockholders, as reported	$(29,863)	$(19,081)	$(19,090)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	8,785	121	334
Deduct: Stock-based employee compensation determined under the fair value method	(6,859)	(262)	(475)

Pro forma net loss attributable to common stockholders	$(27,937)	$(19,222)	$(19,231)
Basic and diluted net loss attributable to common stockholders per share, as reported	$(48.32)	$(39.84)	$(44.92)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(45.21)	$(40.13)	$(45.25)

The fair value of these stock option and restricted stock grants used to compute pro forma net loss is estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions for each of the three years in the period ended December 31, 2005:

	2005	2004	2003

Risk-free interest rate	3%	3%	3%
Expected volatility	63%	63%	63%
Expected lives	4 years	4 years	4 years
Expected dividend	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock option and restricted stock grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and restricted stock grants.

Revenue Recognition

The Company’s collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research,

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

payments associated with achieving specific milestones and, in the case of collaboration agreements, development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed. Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement. Revenues from non-refundable milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development. Accordingly, these payments could be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with certain research collaborations and commercial agreements, revenues are recognized from non-refundable upfront fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement. Research services provided under some of the Company’s agreements are on a fixed fee basis. Revenues associated with long-term fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with clinical trials, compensation, including stock-based compensation, and other expenses related to research and development, personnel, facilities costs and depreciation.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of the Company’s assets and liabilities and are estimated using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share attributable to common stockholders in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share attributable to common stockholders (“Basic EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock and note payable, shares issuable upon the exercise of stock options and shares issuable upon the exercise of warrants. For the periods presented, Diluted EPS is identical to Basic EPS because common share equivalents, including all of the Company’s preferred stock, note payable, outstanding stock options and outstanding warrants, are excluded from the calculation, as their effect is anti-dilutive. Had the Company been in a net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Years Ended December 31,
	2005	2004	2003

Redeemable convertible preferred stock	5,686,849	993,761	1,077,002
Notes payable	1,000,000	1,000,000	666,667
Outstanding common stock options	636,927	183,881	139,442
Outstanding warrants	70,645	10,479	10,276

Total	7,394,421	2,188,121	1,893,387

Upon the completion of the Company’s initial public offering in February 2006, all of our previously outstanding preferred shares converted into 8,346,316 shares of the Company’s common stock and a note payable converted into 1.0 million shares of the Company’s common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net income (loss) per share amounts for the periods presented. In order to provide a more relevant measure of operating results, an unaudited pro forma net income (loss) per share calculation for 2005 has been included. The shares used to compute unaudited pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock and notes payable into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Proforma Net Loss per share for 2005 is calculated as follows:

2005
Net Loss Attributable to Common Stock	(29,863)
Weighted Average Common Shares Outstanding	618
Weighted Average Conversion of Preferred to Common	5,687
Weighted Average Conversion of Notes Payable to Common	1,000

Proforma weighted average common shares outstanding	7,305
Net loss per common share, as reported	$(48.32)
Proforma net loss per common share	$(4.09)

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are to be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Segment Reporting

The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise wide disclosures about products, services, geographical areas, and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the discovery, development and commercialization of drug products, thus, this statement did not have an impact on the Company’s financial statements.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of unallocated overhead resulting from abnormally low production (or idle capacity), freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS No. 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees or directors, including grants of employee and director stock options, to be recognized as an expense on the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS No. 123R on January 1, 2006.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted to employees and directors after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company currently utilizes the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements of SFAS No. 123. While SFAS No. 123R permits companies to continue to use such model, it also permits the use of a “lattice” model. The Company has determined it will use the Black-Scholes model to measure the fair value of employee stock options under SFAS No. 123R.

As permitted by SFAS No. 123, prior to the adoption of SFAS No. 123R, the Company accounted for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options issued at fair market value. Accordingly, the adoption of the fair value method under SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on the Company’s overall financial position. Had we adopted SFAS No. 123R in prior periods,

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in this Note 1 to our financial statements. The Company currently expects stock option expense for 2006 to be consistent with the expense noted in the disclosure of pro forma net loss and loss per share for current options granted, however, this estimated amount will be dependent on the level of share-based payments granted in the future. In addition, adjustments to key assumptions in estimating the fair value, including volatility, estimated life and risk-free interest rates, could increase future amounts of stock based compensation. The Company expects to utilize an expected life of 6.25 years for option grants issued beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted beginning January 1, 2006. The Company does not believe that the adoption of SFAS No. 153 will have a material effect on its consolidated results of operations or financial condition.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

2.	Balance Sheet Details

  Property and Equipment

Property and equipment consist of the following:

	Estimated	December 31,
	Life in Years	2005	2004

Lab equipment	5-7	$12,573	$11,851
Computers and equipment	3-5	7,676	7,629
Leasehold improvements	4-15	4,935	4,795
Furniture	10	411	411
Construction in progress	NA	756	766

		26,351	25,452
Accumulated depreciation and amortization		(19,183)	(15,789)

		$7,168	$9,663

Total depreciation expense related to property and equipment was $3,394, $4,797 and $4,884 for the years ended December 31, 2005, 2004 and 2003, respectively, which is net of asset dispositions. Cost and accumulated depreciation of assets under equipment lines of credit was $15,848 and $12,590, respectively, at December 31,

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

2005, and $14,980 and $10,562 respectively, at December 31, 2004. Depreciation of assets under equipment lines of credit is included in depreciation expense.

A majority of the Company’s property and equipment collateralizes the outstanding obligation under the existing line of credit agreements as of December 31, 2005 and 2004.

Goodwill and Intangible Assets

Intangible assets include the following:

		December 31, 2005
		Gross
	Estimated	Carrying	Accumulated
	Life in Years	Amount	Amortization

Goodwill	Indefinite	$3,914	$(522)
Licenses	3 — 5	977	(930)

Total intangible assets		$4,891	$(1,452)

		December 31, 2004
		Gross
	Estimated	Carrying	Accumulated
	Life in Years	Amount	Amortization

Goodwill	Indefinite	$3,914	$(522)
Licenses	3 — 5	977	(754)

Total intangible assets		$4,891	$(1,276)

The amortization expense of intangible assets, excluding goodwill, done on a straight-line basis for the years ended December 31, 2005 and 2004 was approximately $176 and $205, respectively.

Estimated amortization of intangibles (in thousands) for the years ended:

2006	38
2007	9

$47

3.	Lines of Credit

In July 2002, the Company entered into a line of credit agreement under which it could borrow up to $6,000 to finance equipment. During 2002, the Company borrowed the entire $6,000 of this line of credit in one drawdown. The borrowing under the line of credit bears interest at 9.7% per annum and is collateralized solely by the financed equipment. Principal and interest were payable monthly over 36 months, and the Company was required to make a final balloon payment equal to approximately 5% of the original principal amount of the drawdown, which was done in July 2005.

In September 2002, the Company entered into a line of credit agreement under which it could borrow up to $6,500 to finance equipment. Borrowings under the line of credit bear interest at rates ranging between 9.14% and 10.60% per annum and are collateralized solely by the financed equipment. Principal and interest are payable monthly over either 35 months or 47 months depending on the type of equipment financed. The line of credit requires the Company to execute a letter of credit in favor of the finance company in the amount of $150. As of December 31, 2005, there are no amounts available for future draws under this line of credit.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company issued a warrant in connection with the equipment lines of credit, which has an unamortized amount of $0 and $53 as of December 31, 2005 and 2004. This amount is included in the balance sheets as a component of “Current portion of line of credit” as of December 31, 2005 and 2004.

In September 2005, the Company entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8,000 of general purpose working capital financing and $2,000 of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. One-half of the proceeds were immediately made available to the Company under the line of credit and equipment financing agreements. The remainder of the general purpose working capital financing became available in the fourth quarter of 2005 and the remainder of the equipment and leasehold improvements financing becomes available in the second quarter of 2006. In September 2005, the Company borrowed $4,000 for general purpose working capital under this facility and issued the lenders warrants to purchase an aggregate of 40,763 shares of its Series B preferred stock, with an initial exercise price of $4.71 per share. These warrants became exercisable for 20,381 shares of common stock at an exercise price of $9.42 per share upon completion of the Company’s initial public offering in February 2006. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, with a resulting aggregate expense of $225, which is recorded against the principal balance and is being amortized over the term of the line of credit. Of the debt discount, approximately $18 has been recognized as interest expense during the year ended December 31, 2005.

In December 2005, the Company borrowed an additional $4,000 for general purpose working capital purposes under the line of credit facility and $867 for equipment financing purposes. In connection with these borrowings, the Company issued the lenders warrants to purchase an aggregate of 49,607 shares of its Series B preferred stock, with an exercise price of $4.71 per share. These warrants became exercisable for 24,803 shares of common stock at an exercise price of $9.42 per share upon completion of the Company’s initial public offering in February 2006. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, with a resulting aggregate expense of $273, which is recorded against the principal balance and is being amortized over the term of the line of credit. Of the debt discount, approximately $1 has been recognized as interest expense during the year ended December 31, 2005.

The facility with Silicon Valley Bank and Oxford Finance Corporation is subject to a “material adverse event” clause and the Company’s cash and cash equivalent accounts are subject to the control of the lenders if a “material adverse event” occurs. In accordance with the provisions of EITF No. 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin No. 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements”, the Company has classified the borrowings outstanding under this arrangement as a current liability in the consolidated balance sheet as of December 31, 2005.

Future minimum principal payments due on the above equipment and working capital lines of credit as of December 31, 2005 are as follows (in thousands):

2006	$3,466
2007	3,201
2008	3,288
2009	257

Total	$10,212

The aggregate amount of debt discount at December 31, 2005 that will be amortized to interest expense in future periods is approximately $479.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Commitments and Collaborative Research and Development Agreements

The Company leases its office and research facilities and certain office equipment under non-cancelable operating leases, which expire at various dates from 2006 to 2008. The leases include escalation clauses beginning on the first anniversary of the respective lease and continuing through the end of the leases. The leases require the Company to pay for all maintenance, insurance and property taxes. In addition to a cash security deposit, one of the leases required the Company to execute a letter of credit in favor of its landlord in the amount of $88.

In accordance with the letter of credit agreements, the Company is required to restrict cash equal to the amount of the letters of credit. As of December 31, 2005 and 2004, restricted cash of $88 and $367 respectively, was included in cash and cash equivalents since restriction on this amount lapsed in March 2006 and January 2005.

Future minimum lease payments are as follows at December 31, 2005:

2006	$1,939
2007	1,417
2008	733
2009	23
2010	19

Total minimum lease payments	$4,131

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $2,203, $2,075 and $1,986, respectively.

Bridge Financing

In July and September 2004, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) whereby the Company borrowed from certain preferred stockholders an aggregate principal amount of approximately $13,411 under Secured Convertible Promissory Notes (the “Secured Bridge Notes”) and issued to those preferred stockholders warrants (the “Bridge Warrants”) to purchase shares of common stock of the Company (the “Bridge Financing”). In conjunction with the Bridge Financing, the Company concurrently entered into an Intellectual Property Security Agreement pursuant to which the Company granted and pledged a security interest in its intellectual property and substantially all of the Company’s assets as collateral.

The Secured Bridge Notes had an annual interest rate of 10%. The principal and accrued interest under the Secured Bridge Notes converted into shares of Series A-2 preferred stock in connection with the initial closing of the Series B preferred stock financing. (See Note 5)

The shares of preferred stock of any preferred stockholder that did not participate at least 50% of their pro rata amount in the Bridge Financing were automatically converted into shares of common stock upon the closing of the Bridge Financing. An aggregate of 388,104 shares of Series A, B, C and D preferred stock were converted into common stock as a result of nonparticipation in the Bridge Financing by certain preferred stockholders. For those preferred stockholders that did participate in the Bridge Financing, their shares of Series A, B, C and D preferred stock were exchanged for shares of Series A-1, B-1, C-1 and D-1 preferred stock, respectively, on a one-for-one basis. As a result, the Company’s outstanding capital stock at December 31, 2004 consisted of common stock, Series A-1, B-1, C-1 and D-1 preferred stock. (See Note 5)

In January 2005, the Company, the agent and the lenders party to the Loan and Security Agreement holding a majority in interest of the outstanding principal amount under all of the Secured Bridge Notes (the “Majority Lenders”) agreed to extend the maturity date of the Secured Bridge Notes from January 27, 2005 to March 31, 2005, or such earlier date as may be determined by the Majority Lenders. Subsequently, the Company, the agent and the

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Majority Lenders agreed to further extend the maturity date of the Secured Bridge Notes from March 31, 2005 to April 22, 2005, or such earlier date as may be determined by the Majority Lenders.

The Company determined the fair value of the Bridge Warrants on the grant date, using the Black-Scholes pricing model with a resulting aggregate expense of approximately $1,739, which was recorded against the principal balance and was amortized over the term of the Secured Bridge Notes. Of the debt discount, approximately $363 and $1,376 was recognized as interest expense during the years ended December 31, 2005 and 2004, respectively. Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded an additional non-cash charge of approximately $1,739 against the principal balance of the Secured Bridge Notes. This amount represents the difference between the conversion price of the Secured Bridge Notes and the underlying value of the stock issuable upon conversion of the Secured Bridge Notes. Of this non-cash charge, approximately $363 and $1,376 was recognized as interest expense during the years ended December 31, 2005 and 2004, respectively.

Note Payable

In December 2001, the Company entered into a research program agreement with Millennium Pharmaceuticals, Inc. (“Millennium”). Concurrent with the signing of the research program agreement, the Company issued to Millennium a convertible note with a term of three years in exchange for $6,000.

During 2004, the Company issued an amended and restated convertible promissory note to Millennium and the entire note balance was converted into the right to receive common stock upon the closing of an initial public offering at a conversion price equal to the price per share in the offering. As the note payable is to be settled in a variable number of shares upon conversion due to an initial public offering, the Company will reflect the amount as a long-term liability until settled in accordance with SFAS No. 150. In connection with the closing of the Company’s initial public offering in February 2006, the note automatically converted into an aggregate of 1,000,000 shares of the Company’s common stock.

Sponsored Research and Drug Discovery Collaboration Agreements with Cystic Fibrosis Foundation Therapeutics, Inc.

In January 2001, the Company entered into a sponsored research agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), the drug discovery and development arm of the Cystic Fibrosis Foundation. Through December 31, 2005, the Company recognized revenue of $8,264 related to research funding and $1,475 related to the achievement of eight milestones. In July 2005, the Company entered into a new three-year drug discovery collaboration agreement with CFFT. Over the term of the collaboration, CFFT may provide approximately $16,775 in an upfront payment and in technology access, research payments and research milestones, and the Company will be eligible for clinical development milestones and royalties on product sales.

Collaboration and License Agreement with Eli Lilly and Company

In April 2003, the Company entered into a two-year research and technology agreement with Eli Lilly and Company (“Eli Lilly”). Under the terms of the agreement, the Company has received upfront research and technology fees of $20,875 through December 31, 2005. These payments were initially recorded as deferred revenue and recognized as collaborations and commercial agreements revenue as services were performed pursuant to the agreement.

In December 2003, the Company also expanded its research and technology agreement with Eli Lilly to provide Eli Lilly with long-term access to its beamline facility at the Advanced Photon Source in Argonne, Illinois, to support Eli Lilly drug discovery programs. Under the terms of the Company’s beamline services agreement with Eli Lilly, the Company generates crystal structure data on Eli Lilly drug targets and compounds in exchange for

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

upfront access fees and maintenance fees paid by Eli Lilly. Upon execution of the agreement, the Company received a $2,000 upfront access fee payment and will receive payments for annual operating costs in future years.

In April 2005, the research term of the agreement was extended for an additional three years. The Company is entitled to receive research funding of approximately $4,500 per year, approximately $3,375 of which has been received as of December 31, 2005 in connection with the first year of the extension.

In-Licensing of Troxatyltm

In July 2004, the Company licensed exclusive worldwide rights to Troxatyl from Shire BioChem Inc. (“Shire”). Troxatyl is a novel compound currently in clinical trials for the treatment of acute myelogenous leukemia (“AML”). Under the terms of the agreement, the Company made an upfront payment of $3,000 and a payment of $1,000 on the one-year anniversary of the agreement. The Company is also required to make up to $17.0 million of contingent milestone payments based on successful development and approval of Troxatyl for the treatment of AML. The Company may also be required to make milestone payments upon the occurrence of other development and regulatory events for solid tumor and other indications, and will be required to make minimum royalty payments based on net sales of up to approximately $10,000 over a four-year period following product launch. The Company has not yet completed clinical development or obtained regulatory approval of Troxatyl for any indication. As a result, no estimate of the amount or timing of any of these other potential payments has been accrued for in the accompanying consolidated financial statements. A one-time charge of $4,000 for purchased in-process research and development related to the upfront and one-year anniversary payments has been reflected in the Statement of Operations for the year ended December 31, 2004, based on the fact that the technology acquired did not have established feasibility and had no alternative future use.

5.	Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

During the year ended December 31, 2002, 12,400 shares of Series D redeemable preferred stock were cancelled due to being unearned under an earnout agreement. There were no changes to the redeemable convertible preferred stock in 2003. A summary of redeemable convertible preferred stock issued and outstanding as of December 31, 2002 and 2003 is as follows:

		Aggregate Liquidation
	Shares Issued and	Preference and
	Outstanding	Redemption Value

Series A	541,594	$7,709
Series B	809,299	32,000
Series C	673,419	45,000
Series D	129,692	5,405

	2,154,004	$90,114

During the year ended December 31, 2004, the following shares of redeemable convertible preferred stock were converted into shares of common stock for non-participation in the Bridge Financing:

Series A	114,159
Series B	167,684
Series C	69,206
Series D	37,055

Total	388,104

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The remaining shares of Series A, B, C and D preferred stock were exchanged for Series A-1, B-1, C-1 and D-1 preferred stock, respectively, on a one-for-one basis upon the closing of the Bridge Financing. A summary of redeemable convertible preferred stock issued and outstanding as of December 31, 2004 was as follows:

		Aggregate Liquidation
	Shares Issued and	Preference and
	Outstanding	Redemption Value

Series A-1	427,435	$6,084
Series B-1	641,615	25,370
Series C-1	604,213	40,375
Series D-1	92,637	3,861

	1,765,900	$75,690

As of December 31, 2004, the Series A-1, B-1, C-1 and D-1 preferred stock were convertible at the option of the holder on a one-for-one basis, subject to adjustment for dilution, into a total of 1,765,900 shares of common stock. In addition, the terms of the preferred stock provided that the preferred stock would automatically convert into shares of common stock upon the closing of an underwritten public offering of equity securities which results in a minimum per share purchase price of $16.90 with net proceeds of at least $25,000, or upon a vote of the holders of more than 50% of the preferred stock then outstanding. The holder of each share of preferred stock is entitled to one vote for each share of common stock into which it would convert. The terms of the preferred stock also provided that on any date after September 12, 2005 and on each of the first and second anniversaries thereof, upon approval of at least 66 2/3% of the then outstanding shares of preferred stock, such shares may be redeemed in three equal annual installments. The Company was required to affect redemptions by paying cash in an amount equal to $14.23, $39.54, $66.82 and $41.68 per share for Series A-1, B-1, C-1 and D-1 preferred stock, respectively, plus any declared but unpaid dividends.

Holders of the shares of preferred stock were entitled to receive non-cumulative dividends at an annual rate of $1.14, $3.16, $5.35 and $0.44 per share of Series A-1, B-1, C-1 and D-1 preferred stock, respectively, as adjusted for stock splits, stock combinations and stock dividends. To date, the Company has not declared any dividends.

In the event of liquidation, the preferred stockholders were entitled to receive a liquidation preference equal to the original issuance price plus declared but unpaid dividends. The liquidation preference had priority over all distributions to common stockholders. After payment of the liquidation preference, all remaining assets from liquidation were to be paid to the preferred stockholders and common stockholders according to the number of shares held. However, the total amounts that may be distributed (including all amounts payable under the liquidation preference) to the holders of Series A-1, B-1, C-1 and D-1 preferred stock would not exceed $42.70, $118.62, $200.47 and $125.00 per share, respectively. All remaining amounts shall be distributed ratably to the holders of common stock.

In April 2005, the principal and accrued interest under the Secured Bridge Notes were converted into 3,034,095 shares of Series A-2 preferred stock. Subsequent to the conversion of the Secured Bridge Notes, the holders of Series A-1, B-1, C-1, and D-1 preferred stock exchanged their 1,765,900 shares of Series A-1, B-1, C-1 and D-1 preferred stock, together with their 3,034,095 shares of Series A-2 preferred stock, for an aggregate of 13,600,000 shares of new Series A preferred stock, and 388,104 shares of common stock were issued upon conversion of shares of Series A-1, B-1, C-1 or D-1 preferred stock that were not exchanged for shares of new Series A preferred stock. Also in 2005, the Company sold 3,175,981 shares of new Series B preferred stock for

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

$4.71 per share for net proceeds of $13,287. As a result, a summary of redeemable convertible preferred stock issued and outstanding as of December 31, 2005 is as follows:

		Aggregate Liquidation
	Shares Issued and	Preference and
	Outstanding	Redemption Value

Series A (New)	13,525,400	$33,272
Series B (New)	3,167,254	14,918

	16,692,654	$48,190

As of December 31, 2005, the 16,692,654 shares of Series A (new) and Series B (new) preferred stock were convertible into a total of 8,346,316 shares of common stock. The terms of the preferred stock provided that the preferred stock would automatically convert into shares of common stock upon the closing of an underwritten public offering of equity securities which results in a minimum per share purchase price of $5.00 with net proceeds of at least $25,000, or upon a vote of the holders of more than 50% of the preferred stock then outstanding. The shares of preferred stock had a liquidation preference and redemption value of $2.46 and $4.71 per share of Series A (new) and Series B (new) preferred stock, respectively, plus any declared but unpaid dividends. The terms of the preferred stock also provided that, on any date after April 21, 2008 and on each of the first and second anniversaries thereof, upon approval of at least 66 2/3% of the then outstanding shares of preferred stock, such shares may be redeemed in three equal annual installments. In connection with closing of the Company’s initial public offering in February 2006, all shares of preferred stock were converted to common stock.

6.	Stockholders’ Deficit

Common Stock

The majority of the outstanding shares of common stock have been issued to the founders, directors, employees and consultants of the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of employment or engagement. Shares under these agreements vest over periods of up to four years. At December 31, 2005 11,112 shares were subject to repurchase by the Company.

In April 2005, the Company’s board of directors authorized a .126453-for-1 reverse stock split for all outstanding preferred and common shares. In January 2006, the Company’s board of directors authorized a 1-for-2 reverse stock split for all common shares. As a result of the 1-for-2 reverse stock split, each share of our preferred stock is convertible into one-half of a share of our common stock. The 1-for-2 reverse stock split of our common stock adjusted the conversion ratio of the preferred stock but did not adjust the number of outstanding shares of preferred stock. All share and per share amounts have been retroactively adjusted to give effect to these two reverse stock splits.

Stock Options

In June 1999, the Company adopted its 1999 Stock Option Plan under which employees, directors, and consultants may be granted options and stock purchase rights to purchase common shares. In February 2000, the Company adopted its 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan replaced the Company’s 1999 Stock Option Plan under which no stock options were granted. The Equity Incentive Plan provides for the grant of up to 1,755,000 shares pursuant to incentive and nonstatutory stock options, stock bonuses or sales of restricted stock. Options granted under the Equity Incentive Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to stock options to purchase shares of the Company’s common stock:

		Weighted-Average
	Shares	Exercise Price

Outstanding at December 31, 2002	129,094	$12.80
Granted	46,958	$10.12
Exercised	(307)	$13.44
Cancelled	(11,644)	$13.44

Outstanding at December 31, 2003	164,101	$11.98
Granted	39,905	$4.80
Exercised	(11,196)	$5.59
Cancelled	(28,335)	$12.04

Outstanding at December 31, 2004	164,475	$10.67
Granted	1,396,627	$1.00
Exercised	(213,417)	$1.04
Cancelled	(200,999)	$2.41

Outstanding at December 31, 2005	1,146,686	$2.13

Options exercisable were 367,420, 121,072 and 70,599 at December 31, 2005, 2004 and 2003, respectively.

Selected information regarding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
Range of	Number	Average	Weighted	Number	Average
Exercise	of	Remaining	Average	of	Exercise
Price	Shares	Life in Years	Exercise Price	Shares	Price

$1.00	1,010,211	9.39	$1.00	247,095	$1.00
$1.58	7,020	5.34	$1.58	6,682	$1.58
$3.96	33,252	8.05	$3.96	32,094	$3.96
$13.44	96,203	6.44	$13.44	81,549	$13.44

$1.00-$13.44	1,146,686	9.08	$2.13	367,420	$4.16

The per share weighted-average grant date fair value of options granted (as determined through the use of the Black-Scholes pricing model) during 2005, 2004, and 2003 was $10.15, $1.90, and $3.96, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 9.08 years.

At December 31, 2005, 247,928 shares remained available for future issuance or grant under the 2000 Equity Incentive Plan.

2005 Equity Incentive Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 equity incentive plan (the “2005 plan”). The 2005 plan became effective upon the effectiveness of the Company’s initial public offering (see Note 11). An aggregate of 750,000 shares of our common stock are authorized for issuance under the 2005 plan, plus the number of shares remaining available for future issuance under the 2000 plan that are not covered by outstanding options as of the termination of the 2000 plan on the effective date of the initial public offering. In addition, this amount will be automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. Options granted under the 2005 plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of the grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

2005 Non-Employee Directors’ Stock Option Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering (see Note 11). The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount will be increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year

2005 Employee Stock Purchase Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 employee stock purchase plan (the “purchase plan”). The purchase plan became effective upon the effectiveness of the Company’s initial public offering (see Note 11). The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless our board of directors terminates it earlier. An aggregate of 375,000 shares of our common stock are reserved for issuance under the purchase plan. This amount will be increased annually on the first day of our fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of our common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of our common stock.

Unless otherwise determined by our board of directors or its authorized committee, common stock is purchased for accounts of employees participating in the purchase plan at a price per share equal to the lower of (1) 85% of the fair market value of a share of the Company’s common stock on the date of commencement of participation in the offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.

Notes Receivable

From 1999 to 2002, the board of directors authorized the issuance of an aggregate of approximately $2,000 in loans to employees and consultants, related to the exercise of their stock options and purchase of their restricted stock. The notes are full recourse and are also secured by the underlying stock. The notes bear interest at 7%. The principal amount of the notes and the related interest are required to be repaid on the earlier of five years from the origination date of the loans, upon termination of employment by or association with the Company or upon the sale of the underlying stock securing the note.

During 2004, the compensation committee of the board of directors authorized the Company to repurchase vested and unvested shares of common stock in settlement of the principal and accrued interest on the outstanding notes (the “Note Settlement”). The Company repurchased 131,224 shares of common stock in settlement of approximately $1,113 in aggregate principal and accrued interest on the notes. The Company also forgave approximately $782 of principal and accrued interest related to those notes whose principal balance had been partially repaid in the Note Settlement. As of December 31, 2005, approximately $59 of aggregate principal and

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

accrued interest remained outstanding on the notes and will continue to remain outstanding until such notes are extinguished.

Warrants

In 2000, in conjunction with its equipment line of credit agreement, the Company issued a warrant to purchase up to an aggregate of 4,672 shares of the Company’s Series A-1 preferred stock at an exercise price of $14.23 per share. The warrant is exercisable through 2007. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, with a resulting aggregate expense of $33, which was recorded against the principal balance and has been fully amortized as interest expense in prior years.

In 2001, in conjunction with an executive recruiting agreement, the Company issued a warrant to purchase up to an aggregate of 1,264 shares of the Company’s common stock at an exercise price of $13.44 per share to the executive recruiting agency. The warrant is exercisable through 2011. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, with a resulting aggregate expense of $22.

In conjunction with the line of credit agreement entered into in July 2002, the Company issued warrants to purchase up to an aggregate of 4,489 shares of the Company’s Series C-1 preferred stock at an exercise price of $66.82 per share. If the Company issues preferred stock in an equity financing at a price less than $66.82 per share in the future (“Qualified Financing”), the exercise price of the warrants will be adjusted to the price per share of the Qualified Financing. Also, the number of shares to be issued upon exercise of the warrant will be adjusted accordingly and the securities issuable upon exercise of the warrants will be securities issued in the Qualified Financing. The warrants are exercisable through the later of July 2012 or 5 years after the closing of the Company’s initial public offering of its common stock. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, with a resulting aggregate expense of $168, which is recorded against the principal balance and has been fully amortized as interest expense in prior years. As a result of the Series B financing and the completion of our initial public offering, these warrants are to be converted into 31,842 shares of common stock at an exercise price of $9.42.

In conjunction with the line of credit agreement entered into in September 2002, the Company issued warrants to purchase up to an aggregate of 192 shares and 390 shares of the Company’s Series C-1 preferred stock at an exercise price of $66.82 per share during 2004 and 2003, respectively. If the Company issues preferred stock in a Qualified Financing, the exercise price of the warrants will be adjusted to the price per share of the Qualified Financing. Also, the number of shares to be issued upon exercise of the warrants will be adjusted accordingly and the securities issued upon exercise of the warrants will be the securities issued in the Qualified Financing. The warrants are exercisable through the earlier of September 2009 or the closing of the Company’s initial public offering of its common stock. The Company determined the fair value on the grant date, using the Black-Scholes pricing model, and has recognized the fair value as interest expense.

In July 2005, the Company issued fully-vested warrants to purchase 115,000 shares of common stock with exercise prices ranging from $0.40 to $1.00 per share to two former employees of the Company. The warrants were contractually committed to be issued in June 2005 and therefore, the Company recorded stock compensation expense of $1.3 million during 2005. The Company determined the fair value using the Black-Scholes pricing model with the following assumptions: volatility factor of 63%, dividend yield of 0% and a five year life.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2005	2004

Conversion of convertible preferred stock	8,346,316	882,950
Conversion of convertible promissory note	1,000,000	1,000,000
2000 Equity Incentive Plan	1,394,614	666,210
Warrants	195,629	6,728

	10,936,559	2,555,888

In December 2004, the Company issued an amended and restated convertible promissory note in a private placement to Millennium Pharmaceuticals, Inc. (as successor in interest to mHOLDINGS Trust) in the aggregate principal amount of $6,000. No interest accrues on the principal unless a payment towards the principal becomes overdue. The full principal amount of the note converted into an aggregate of 1,000,000 shares of common stock upon the closing of the initial public offering at $6.00 per share, the price per share to the public in the offering (see Note 11).

7.	Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance of $49,432, of which $8,740 and $7,551 relates to 2005 and 2004, respectively, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$38,538	$29,954
Research and development credits	5,990	4,783
Capitalized research and development	1,555	1,742
License	—	1,630
Accrued vacation	224	258
Deferred revenue	1,954	1,655
Other	141	236
Depreciation and amortization	1,030	434

Total deferred tax assets	49,432	40,692
Valuation allowance for deferred tax assets	(49,432)	(40,692)

Net deferred tax assets	$—	$—

At December 31, 2005, the Company had federal and California tax net operating loss carryforwards of approximately $99,350 and $65,521, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling approximately $4,187 and $2,775, respectively. The federal research and development tax credit carry forward will begin to expire in 2019, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and tax credit carryforwards may be limited as a result of certain cumulative changes in the Company’s stock ownership

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

which occurred during 1999, 2001 and 2005.

8.	Employee Benefit Plan

Effective October 1, 1999, the Company adopted a defined contribution 401(k) profit sharing plan (the “Plan”) covering substantially all employees that meet certain age requirements. Employees may contribute up to 100% of their compensation per year (subject to a maximum limit by federal law). The Plan does allow for employer matching; however, to date, the Company has not contributed to the Plan.

9.	Reductions In Force

During June 2002, the Company eliminated approximately 30% of its workforce (39 employees) and closed its San Francisco office. The Company recorded a charge related to this reduction in force of approximately $2,000, of which approximately $1,700 was paid as of December 31, 2004. The charge consisted of approximately $1,100 for severance expenses and approximately $900 for the anticipated net rental payments due over the remaining term of the Company’s facility lease in San Francisco. The remaining accrual for this reduction in force is approximately $57 as of December 31, 2005, and it is related to the lease and is expected to be paid over the remaining period of the lease, which ends March 31, 2006.

During August 2004, the Company eliminated approximately 11% of its workforce (17 employees). The Company recorded a charge related to this reduction in force of approximately $278, all of which has been paid as of December 31, 2004.

In April 2005, the Company terminated 14 of its employees. The Company provided severance benefits to all such terminated employees who executed a severance agreement and release. The total costs associated with the severance benefits were approximately $230, all of which has been paid as of December 31, 2005.

10.	Quarterly Financial Data (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2005 and 2004:

	2005
	First	Second	Third	Fourth	Total

Revenues	$4,010	$5,847	$4,893	$6,886	$21,636

Net loss	(5,806)	(7,166)	(10,552)	(5,867)	(29,391)
Accretion of redeemable convertible preferred stock issuance costs	(82)	(82)	(55)	(253)	(472)
Net loss applicable to common stockholders	$(5,888)	$(7,248)	$(10,607)	$(6,120)	$(29,863)

Net loss per share	$(11.61)	$(12.96)	$(17.38)	$(7.30)	$(47.56)
Accretion of redeemable convertible preferred stock issuance costs	(0.16)	(0.15)	(0.09)	(0.31)	(0.76)

Net loss per share applicable to common stockholders	$(11.77)	$(13.11)	$(17.47)	$(7.61)	$(48.32)

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

	2004
	First	Second	Third	Fourth	Total

Revenues	$4,619	$7,239	$6,573	$8,866	$27,297

Net loss	(4,934)	(2,138)	(8,416)	(3,264)	(18,752)
Accretion of redeemable convertible preferred stock issuance costs	(82)	(82)	(83)	(82)	(329)

Net loss applicable to common stockholders	$(5,016)	$(2,220)	$(8,499)	$(3,346)	$(19,081)

Net loss per share	$(11.45)	$(4.89)	$(15.76)	$(6.44)	$(39.15)
Accretion of redeemable convertible preferred stock issuance costs	(0.19)	(0.19)	(0.16)	(0.16)	(0.69)
Net loss per share applicable to common stockholders	$(11.64)	$(5.08)	$(15.92)	$(6.60)	$(39.84)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year. Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

11.	Subsequent Events

Reverse Stock Split

On January 3, 2006, the Company’s board of directors and stockholders authorized a 1-for-2 reverse stock split of the common stock that was effected on January 3, 2006. As a result, each share of the Company’s outstanding preferred stock is convertible into one-half of a share of the Company’s common stock. All common share information has been retroactively restated to reflect the 1-for-2 reverse stock split.

Initial Public Offering

The Company’s initial public offering of common stock (the “Offering”) was effected through a Registration Statement on Form S-1 (File number 333-128059) that was declared effective by the Securities and Exchange Commission on January 31, 2006. The Offering commenced on February 1, 2006 and did not terminate before any securities were sold. On February 6, 2006, 4,000,000 shares of common stock were sold on our behalf at an initial public offering price of $6.00 per share, resulting in aggregate proceeds of approximately $20,320, net of underwriting discounts and commissions and offering expenses. In addition, during March 2006, the Company closed the sale of an additional 152,904 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $853, net of underwriting discounts and commissions and offering expenses.

Termination Agreement

On March 9, 2006, the Company entered into a termination agreement with Pierre Fabre Medicament S.A. (“Pierre Fabre”), terminating the collaboration agreement between the parties dated December 1, 2003, as amended. Under the terms of the termination agreement, which was effective as of February 15, 2006, the Company regains worldwide rights to develop and commercialize data, materials and information developed under the collaboration agreement and the Company has granted Pierre Fabre a non-exclusive royalty bearing license under certain Company patent applications resulting from the collaboration agreement. The termination agreement

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

also sets forth the license, patent prosecution, exchange of information, indemnification and other rights and obligations of the parties with respect to certain data, materials and information developed under the collaboration agreement following its termination. The termination agreement provides that certain provisions of the collaboration agreement survive its termination and terminate (concurrently with the termination of the termination agreement) on a product-by-product basis on the later of the date of expiration of the last to expire valid patent claim relating to a product subject to the Company’s license under the termination agreement of 15 years after first commercial sale of any such product.

License and Collaboration Agreement

On March 27, 2006, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Agreement, the parties will collaborate to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada.

Under the terms of the agreement, the Company will receive an upfront payment of $20,000, research funding over the first two years of the collaboration of $9,100 and could receive additional payments for achievement of specified development, regulatory and commercial milestones. In addition, the Company sold Novartis Pharma AG $5,000 of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers, Directors and Key Employees

The following table sets forth information regarding our executive officers, certain key employees and directors as of December 31, 2005:

Name	Age	Position

Executive Officers and Directors
Michael Grey	53	President, Chief Executive Officer and Director
Stephen K. Burley, M.D., D.Phil	48	Chief Scientific Officer and Senior Vice President, Research
W. Todd Myers, C.P.A.	38	Chief Financial Officer
Annette North, Esq.	40	Vice President, Legal Affairs and Corporate Secretary
Siegfried Reich, Ph.D.(4)	46	Vice President, Drug Discovery
Christopher S. Henney, Ph.D., D.Sc.(1)(2)	65	Director and Chairman
Louis C. Bock(3)	40	Director
Karin Eastham, C.P.A.(1)(3)	56	Director
Jean-François Formela, M.D. (2)(3)	49	Director
Vijay Lathi(1)	33	Director
Stelios Papadopoulos, Ph.D.(2)	57	Director
Key Employees
Sean McCarthy, D.Phil	38	Vice President, Business Development

(1)	Member of the audit committee.

(2)	Member of the corporate governance and nominating committee.

(3)	Member of the compensation committee.

(4)	Dr. Reich joined us in mid-January 2006 as our Vice President of Drug Discovery.

Executive Officers and Directors

Michael Grey, joined us in September 2001 as our Executive Vice President and Chief Business Officer and as a member of our board of directors. He became our President in June 2003 and our Chief Executive Officer in January 2005. Prior to joining us, Mr. Grey served as a director of Trega Biosciences, Inc., a biopharmaceutical company acquired by Lion bioscience AG in 2001, from December 1998 to March 2001. He was also the President and Chief Executive Officer of Trega Biosciences, Inc. from January 1999 to March 2001. Prior to joining Trega, Mr. Grey was the President of BioChem Therapeutic, Inc., the pharmaceutical operating division of BioChem Pharma Inc., from 1994 to 1998. In that role, he was responsible for all company operations including research, development, sales and marketing, finance and human resources. During 1994, Mr. Grey was the President and Chief Operating Officer for Ansan, Inc. From 1974 to 1993, Mr. Grey served in various roles with Glaxo Inc. and Glaxo Holdings, plc, culminating in his position as Vice President, Corporate Development. Mr. Grey serves as a director of Achillion Pharmaceuticals, Inc., IDM Pharma, Inc. (formerly known as Epimmune Inc.) and BioMarin Pharmaceutical, Inc. Mr. Grey received a B.Sc. in Chemistry from the University of Nottingham, United Kingdom.

Stephen K. Burley, M.D., D.Phil., joined us in January 2002 as our Chief Scientific Officer and Senior Vice President, Research. Dr. Burley has been an Adjunct Professor at The Rockefeller University since February 2002, where he was also the Richard M. and Isabel P. Furlaud Professor from June 1997 to January 2002. He was an Investigator at the Howard Hughes Medical Institute from September 1994 to January 2002. He was previously the Principal Investigator of the New York Structural Genomics Research Consortium. Dr. Burley is a Fellow of the Royal Society of Canada and of the New York Academy of Sciences. His research focused on the macromolecular machines responsible for mRNA transcription, splicing and translation in eukaryotes and on the problem of antibiotic resistance. Dr. Burley received an M.D. degree from Harvard Medical School and, as a Rhodes Scholar, he received a D.Phil. in Molecular Biophysics from Oxford University. His clinical training combined a residency in Internal Medicine at the Brigham and Women’s Hospital with postdoctoral work in protein crystallography under the direction of William N. Lipscomb at Harvard University. He received a B.Sc. in Physics from the University of Western Ontario. In 1999, Dr. Burley co-founded Prospect Genomics, Inc., a San Francisco-based drug discovery company that we acquired in May 2001.

W. Todd Myers, C.P.A., joined us as our Chief Financial Officer in December 2005. Prior to joining us, Mr. Myers provided senior-level financial consulting services to publicly traded and privately held life science companies from October 2004 to December 2005. From March 2000 to June 2004, Mr. Myers was Chief Financial Officer, Secretary and Treasurer of FeRx Incorporated, a clinical development stage company dedicated to the development of oncology products based on a patented drug-delivery technology. In June 2004, FeRx Incorporated filed for protection under Chapter 7 of the bankruptcy code. From June 1997 to February 2000, he was Director of Finance at CombiChem, Inc., a publicly traded computational drug discovery company that was acquired by DuPont in 1999. Mr. Myers has also held positions with Premier Inc., a national consortium of health care providers, and with Ernst & Young LLP. Mr. Myers received his B.S. in Accounting from the University of Illinois.

Annette North, Esq., joined us in November 2000 as our Corporate Counsel and was appointed Vice President, Legal Affairs in January 2004. Prior to joining us, she was Senior Director of Operations and Legal at Axys Pharmaceuticals, Inc., a small molecule drug discovery company, from 1998 to 1999 and Legal Counsel and Director of Legal Affairs at Sequana Therapeutics, Inc., a biotechnology company, from 1995 to 1998. From 1991 to 1994, Ms. North was employed by Nabarro Nathanson plc, a national law firm in London, England, focusing primarily on commercial litigation, and from 1989 to 1990 she worked at Corrs, Chambers, Westgarth, a national law firm in Melbourne, Australia. She is a member of the State Bar of California, a Solicitor of the Supreme Court of England and Wales and a Barrister and Solicitor of the Supreme Court of Victoria, Australia. Ms. North received both her Bachelor of Commerce and her Bachelor of Laws from the University of Melbourne, Australia.

Siegfried Reich, Ph.D., joined us in mid-January 2006 as Vice President of Drug Discovery. Prior to joining us, from 2001 to December 2005, Dr. Reich was Vice President, Head of Viral and Ophthalmic Diseases Therapeutic Zone in Discovery at Pfizer, Inc. (Global Research and Development, La Jolla), overseeing the development of multiple clinical candidates in antivirals and ophthalmology. Prior to that, Dr. Reich held the position of Director, Head of Medicinal Chemistry at Agouron Pharmaceuticals, Inc., from 1997 to 2001 (through its acquisitions by Warner Lambert and Warner Lambert’s subsequent acquisition by Pfizer, Inc.). He began work at Agouron as a research scientist in 1988, and served as a project chemist and co-project leader of the HIV Protease Project, which identified Viracept®, Agouron’s first approved drug for the treatment of AIDS, for which he is also an inventor. Dr. Reich received his B.S. in Chemistry in 1982 from San Diego State University and his Ph.D. in Chemistry in 1986 from the University of California, Irvine.

Christopher S. Henney, Ph.D., D.Sc., became our Chairman in December 2003 and has served as a member of our board of directors since May 2000. From 1995 to January 2003, he served as the Chairman and Chief Executive Officer of Dendreon Corporation, a publicly held biotechnology company. Dr. Henney co-founded ICOS Corporation, another publicly held biotechnology company, where he served as Executive Vice President, Scientific Director and a director from 1989 to 1995. He also co-founded Immunex Corporation, which was a publicly held biotechnology company until its acquisition by Amgen Corporation in May 2002, where he held various positions, including Director, Vice Chairman and Scientific Director from 1981 to 1989. Dr. Henney is also a former academic immunologist. He currently serves as chairman of Cyclacel Pharmaceuticals Inc., and as a director of Biomira, Inc. and Bionomics Ltd. Dr. Henney received a D.Sc. for his contributions to Immunology, a Ph.D. in Experimental Pathology and a B.Sc. with Honors, from the University of Birmingham, United Kingdom.

Louis C. Bock has served as a member of our board of directors since September 2000. Mr. Bock is a Managing Director of BA Venture Partners. Mr. Bock joined BA Venture Partners in September 1997 from Gilead Sciences, Inc., a biopharmaceutical company, where he held positions in research, project management, business development and sales from September 1989 to September 1997. Prior to Gilead, Mr Bock was a research associate at Genetech, Inc. from November 1987 to September 1989. He currently serves on the Board of Directors of Ascenta Therapeutics, diaDexus Inc., Horizon Therapeutics, Orexigen Therapeutics and Somaxon Pharmaceuticals and is responsible for BAVP’s investments in Seattle Genetics, Dynavax Technologies and Prestwik Pharmaceuticals. Mr. Bock received his B.S. in Biology from California State University, Chico and an MBA from California State University, San Francisco.

Karin Eastham, C.P.A., has served as a member of our board of directors since August 2005. Since May 2004, Ms. Eastham has been Executive Vice President, Chief Operating Officer and a member of the board of trustees of The Burnham Institute, an independent not-for-profit biomedical research institution. Prior to joining The Burnham Institute, Ms. Eastham was senior Vice President and Chief Financial Officer of Diversa Corporation from April 1999 to May 2004. She previously held similar positions with CombiChem, Inc., Cytel Corporation, and Boehringer Mannheim Corporation. She also serves as a director of Illumina, Inc., Tercica, Inc. and Amylin Pharmaceuticals, Inc., public biotechnology companies, Cyntellect, Inc., a private biotechnology company, as well as UCSD Athena. Ms. Eastham received B.S. and M.B.A. degrees from Indiana University and is a Certified Public Accountant.

Jean-François Formela, M.D., is a Senior Partner in the life sciences sector for Atlas Venture, a venture capital firm, and has served as a member of our board of directors since June 1999. Prior to joining Atlas Venture in 1993, Dr. Formela was Senior Director, Medical Marketing and Scientific Affairs at Schering-Plough Corporation in the United States. During his tenure at Schering-Plough, he was responsible for the marketing of Intron A, Schering-Plough’s alpha-interferon. In his last position at Schering-Plough, he directed the U.S. Phase IV studies in all therapeutic areas, as well as the health economics, medical information, and biotechnology pre-marketing groups. As a medical doctor, Dr. Formela practiced emergency medicine at Necker University hospital in Paris. Since joining Atlas Venture, he has been involved in the formation of companies such as ArQule, Inc., MorphoSys, Exelixis, Inc., deCODE genetics, Inc., Nuvelo, Inc., Cellzome AG, Archemix Corp. and Aureon Biosciences Corporation. Dr. Formela currently serves as a director of Achillion Pharmaceuticals, Inc., Arca Discovery, Inc. Cellzome Inc., Compound Therapeutics, NxStage Medical, Inc. and Resolvyx Pharmaceuticals, Inc. He holds an M.D. degree from the Paris University School of Medicine and an M.B.A. from Columbia University.

Vijay Lathi has served as a member of our board of directors since May 2002. Mr. Lathi is a Managing Director at New Leaf Venture Partners, a venture capital firm focused on healthcare technology investments, which also manages the healthcare portfolio of funds invested by The Sprout Group. Prior to his position at New Leaf Venture Partners, Mr. Lathi was a Partner at The Sprout Group, where he focused on healthcare technology investments. Before joining the Sprout Group in 1998, Mr. Lathi was an analyst in the life science venture capital group at Robertson Stephens and Co. Prior to Robertson Stephens and Co., he was an analyst with Cornerstone Research, an economic consulting firm. Mr. Lathi currently serves as a director of Kalypsys, Inc., Labcyte, Inc., Illypsa, Focus Technologies, Inc. and Expression Diagnostics Inc. He received a B.S. in Chemical Engineering from M.I.T. and an M.S. in Chemical Engineering from Stanford University.

Stelios Papadopoulos, Ph.D., has served as a member of our board of directors since July 2001. Dr. Papadopoulos is a Vice Chairman of Cowen & Co., LLC in the investment banking division focusing on the biotechnology and pharmaceutical sectors. Prior to joining Cowen in February 2000, he spent 13 years as an investment banker at PaineWebber, where he was most recently Chairman of PaineWebber Development Corp., a PaineWebber subsidiary focusing on biotechnology. He joined PaineWebber in April 1987 from Drexel Burnham Lambert where he was a vice president in the Equity Research Department covering the biotechnology industry. Prior to Drexel, he was a biotechnology analyst at Donaldson, Lufkin & Jenrette. Before coming to Wall Street in 1985, Dr. Papadopoulos was on the faculty of the Department of Cell Biology at New York University Medical Center. He continues his affiliation with NYU Medical Center as an Adjunct Associate Professor of Cell Biology. Dr. Papadopoulos is a co-founder and Chairman of the Board of Exelixis, Inc., and he is a co-founder and director of Cellzome Inc. and Anadys Pharmaceuticals, Inc. He also serves as a director of GenVec, Inc. and BG Medicine, Inc. Dr. Papadopoulos holds a Ph.D. in Biophysics and an M.B.A. in Finance, both from New York University.

Key Employees

Sean McCarthy, D.Phil, joined us in 2000 as Director of Business Development, and currently serves as our Vice President of Business Development. Prior to joining us, Dr. McCarthy was a senior scientist and program director at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, where he managed biotherapeutic programs for the company. Prior to that, he was a post-doctoral research fellow at DNAX Research Institute, where he analyzed oncogene-related gene expression. He received a D.Phil. from St. Johns College, University of Oxford, United Kingdom and a B.Sc. in Biochemistry and Pharmacology from Kings College, University of London, United Kingdom.

Peter Myers, Ph.D., our former Vice President, Drug Discovery, left us as an employee in mid-March of this year.

Audit Committee

Three directors comprise our Audit Committee: Ms. Eastham, Dr. Henney and Mr. Lathi. Our board of directors has determined that Ms. Eastham qualifies as an independent “audit committee financial expert,” as defined in applicable Securities and Exchange Commission rules. The board of directors made a qualitative assessment of Ms. Eastham’s level of knowledge and experience based on a number of factors, including her formal education and experience as a chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

We did not become subject to the reporting requirements of the 1934 Act until our initial public offering in February 2006, and, accordingly, during the fiscal year ended December 31, 2005, our directors and executive officers and persons owning more than 10% of our common stock were not required to comply with Section 16(a) with respect to our common stock.

Code of Ethics

We have adopted the SGX Pharmaceuticals, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.sgxpharma.com.If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of ours. None of our executive officers currently serves or served at any time during the last completed fiscal year on the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. See “Certain Relationships and Related Transactions” for a description of transactions between us and certain holders of our capital stock affiliated with members of our compensation committee. Prior to establishing the compensation committee, our full board of directors made decisions relating to the compensation of our executive officers.

Director Compensation

In January 2004, we entered into an agreement with Dr. Henney, under which we agreed to pay Dr. Henney $60,000 per year in consideration for his services as chairman of our board of directors. In addition, in December 2003, we granted Dr. Henney a stock option under our 2000 equity incentive plan to purchase 7,587 shares of our common stock. In May 2005, Dr. Henney was granted a restricted stock award under our 2000 equity incentive plan of 70,000 shares of our common stock. Twenty-five percent of the shares subject to the award were immediately vested as of the date of grant and the remaining shares subject to the award vest in equal monthly installments over the following two years. In May 2005, Dr. Henney was also paid a cash bonus of $60,000 for his service as chairman of our board of directors.

In April 2001, we entered into a non-employee director agreement with Dr. Papadopoulos under which we agreed to pay Dr. Papadopoulos $8,000 per year in consideration for his services as a member of our board of directors, granted him stock options under our 2000 equity incentive plan to purchase 11,380 shares of our common stock at an exercise price of $13.44 per share, and, subject to stockholder approval, offered him the opportunity to purchase 6,322 shares of our then outstanding preferred stock at a “split adjusted” purchase price of $133.64 per share. Dr. Papadopoulos did not purchase any shares of preferred stock pursuant to this agreement. Under the terms of a 2003 amendment to this agreement, we agreed to raise the per year consideration for Dr. Papadopoulos’ services as a member of our board of directors from $8,000 to $10,000, commencing in the fourth quarter of 2003, and also agreed to pay him $2,000 per year in consideration for his services as a member of our audit committee. In October 2005, we agreed to pay Dr. Papadopoulos an annual retainer of $25,000 for his service as a member of our board of directors, in lieu of his prior retainer for service to our board. In October 2005, we also granted Dr. Papadopoulos a stock option under our 2000 equity incentive plan to purchase 12,500 shares of our common stock at an exercise price of $1.00 per share. The option vests in equal monthly installments over three years.

In August 2005, Ms. Eastham was granted a stock option under our 2000 equity incentive plan to purchase 12,500 shares of our common stock at an exercise price of $1.00 per share. The option vests in equal monthly installments over three years. Ms. Eastham early exercised this stock option in September 2005. We have agreed to pay Ms. Eastham an annual retainer of $25,000 for her service as a member of our board of directors and $15,000 for her service as the chair of our audit committee.

In March 2006, our board of directors, following the recommendation of the compensation committee of our board of directors, approved non-employee director stock option grants of 12,500 shares to each of the existing non-employee directors who had not previously received stock option awards from us: Louis C. Bock, Dr. Jean-François Formela and Vijay Lathi. The non-employee director stock option grants were made pursuant to our 2005 equity incentive plan that had been previously approved by our board and stockholders. The exercise price of each of the stock options was equal to the fair market value of a share of our common stock on the date of grant. Each of the stock options vest in equal monthly installments over three years.

We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and committees of the board of directors.

In March 2006, our board of directors, following the recommendation of the compensation committee of our board of directors, approved cash compensation in the form of annual retainer fees to be paid to our non-employee directors as follows:

•	$60,000 for the Chairman of our board of directors and $25,000 for other non-employee members of our board;

•	$15,000 for the Chair of the audit committee and $7,500 for the other audit committee members;

•	$5,000 each for the Chair of the compensation committee and the nominating committee; and

•	$2,500 for the other compensation committee and nominating committee members.

These annual retainers are for the non-employee directors’ service on our board of directors and the committees of or board. Each non-employee director of the board will receive his or her respective cash compensation provided such director attends, in person or telephonically, 75% of the board or committee meetings, as applicable, during any calendar year.

Our 2005 non-employee directors’ stock option plan became effective on January 31, 2006. This plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. Our current non-employee directors will begin receiving automatic annual grants of options to purchase 5,000 shares of our common stock under this plan in connection with the 2007 annual meeting of stockholders. In addition, all of our directors are eligible to participate in our 2005 equity incentive plan and our employee directors are eligible to participate in our 2005 employee stock purchase plan. For a more detailed description of these plans, see “— Employee Benefit Plans” included under Item 11 of Part III of this report.

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2004 and 2005 by our chief executive officer and each of our other executive officers whose combined salary and bonus exceeded $100,000 during that fiscal year. We refer to our chief executive officer and these other executive officers as our “named executive officers” elsewhere in this report.

Summary Compensation Table(1)

				Long-Term
				Compensation
				Securities
		Annual Compensation		Underlying		All Other
Name and Principal Position(s)	Year	Salary	Bonus(2)	Options		Compensation

Michael Grey	2005	$349,344	—	363,863		—
President, Chief Executive Officer	2004	$332,308	$37,700	2,383	(3)	$81,893	(4)
and Member of the Board of Directors
Stephen K. Burley	2005	$324,000	$100,000	175,000		—
Chief Scientific Officer and	2004	$311,539	$31,688	2,003	(3)	—
Senior Vice President, Research
Annette North	2005	$202,500	—	50,000		—
Vice President, Legal Affairs	2004	$194,470	$11,780	744	(3)	$3,836	(4)
and Corporate Secretary
W. Todd Myers	2005	$8,654	—	—		—
Chief Financial Officer(5)	2004	—	—	—		—
Herbert Mutter	2005	$106,434	—	12,500		$45,926	(7)
Former Chief Financial Officer(6)	2004	$232,201	$18,168	1,148	(3)	$9,050	(4)

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are generally available to all of our salaried employees and certain perquisites and other personal benefits received by a named executive officer which do not exceed the lesser of $50,000 or 10% of that named executive officer’s salary and bonus disclosed in this table.

(2)	Bonuses paid in 2004 were earned by the respective named executive officer in 2003. Amounts reflect the cash portion of the bonuses awarded to the named executive officers in 2004. In 2004, the named executive officers were also granted fully vested stock options at an exercise price of $3.96 per share. The stock options were fully vested as of the date of grant. See note (3) below. In March 2006, cash bonuses were awarded to Mr. Grey in the amount of $140,003, to Dr. Burley in the amount of $105,456, to Ms. North in the amount of $60,840 and to Mr. Myers in the amount of $56,250 in part based on performance in 2005. These amounts are not reflected in the Summary Compensation Table. See “Cash Bonuses Awarded in 2006” included below under Item 11 of Part III of this report.

(3)	Amounts reflect stock options granted in 2004 for performance in 2003. The stock options were fully vested as of the date of grant.

(4)	Represents forgiveness of indebtedness income as discussed under the heading “Note Settlement Agreements” below.

(5)	Mr. Myers joined us as our Chief Financial Officer in December 2005.

(6)	Mr. Mutter resigned as our Chief Financial Officer in May 2005.

(7)	Represents $32,926 for unused vacation and $13,000 for consulting services paid in September 2005.

Stock Option Grants in Last Fiscal Year

In February 2000, our board of directors adopted our 2000 equity incentive plan. All options granted prior to the closing of our initial public offering will continue to be governed by the terms of the 2000 equity incentive plan. For the fiscal year ended December 31, 2005, we granted stock options to purchase a total of 1,396,627 shares of our common stock, with a weighted average exercise price of $1.00 per share, to our employees, including grants to our named executive officers. Under the terms of our 2005 equity incentive plan, any options to purchase shares of our common stock granted under our 2000 equity incentive plan that expire or are otherwise terminated in accordance with the terms of the 2000 equity incentive plan will be added to the option pool for our 2005 equity incentive plan and become available for future grant under the 2005 equity incentive plan. Options granted under our 2000 equity incentive plan generally expire ten years from the date of grant.

All options granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code of 1986, as amended. The exercise price per share of each option granted to our named executive officers was equal to the fair market value of our common stock as determined by our board of directors on the date of the grant. Prior to our initial public offering, in determining the fair market value of our common stock granted on the grant date, our board of directors considered many factors, including:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the terms of our collaborative, licensing and other arrangements;

•	the fact that our options involved illiquid securities in a non-public company;

•	prices of preferred stock issued by us to outside investors in arm’s-length transactions;

•	the senior rights, preferences and privileges of our preferred stock over our common stock; and

•	the likelihood that our common stock would become liquid through an initial public offering, an acquisition of us or another event.

The following table provides information regarding grants of options under our 2000 equity incentive plan to purchase shares of our common stock made to our named executive officers during the fiscal year ended December 31, 2005. No stock appreciation rights covering our common stock were granted to our named executive officers in 2005.

	Individual Grants(1)
		% of Total
		Options
	Number of	Granted to			Potential Realizable Value at
	Securities	Employees in			Assumed Annual Rates of
	Underlying	the Year Ended			Stock Price Appreciation for
	Options	December 31,	Exercise or Base	Expiration	Option Term(2)
Name	Granted	2005(1)	Price ($/Sh)	Date	5%	10%

Michael Grey	363,863	26.1%	1.00	5/12/2015	$3,068,539	$4,920,149
Stephen K. Burley	175,000	12.5%	1.00	5/12/2015	$1,475,815	$2,366,347
Annette North	50,000	3.6%	1.00	5/12/2015	$421,661	$676,099
W. Todd Myers(3)	—	—	—	—	—	—
Herbert Mutter(4)	12,500	0.9%	1.00	5/12/2015	$105,415	$169,025

(1)	Based on 1,396,627 stock options granted to employees during the fiscal year ended December 31, 2005 under our 2000 equity incentive plan, including grants to executive officers.

(2)	Potential realizable values are computed by (a) multiplying the number of shares of common stock subject to a given option by the initial public offering price of $6.00 per share, (b) assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices.

(3)	Mr. Myers joined us as our Chief Financial Officer in December 2005.

(4)	Mr. Mutter resigned from his position as our Chief Financial Officer in May 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information concerning the unexercised options held as of December 31, 2005, by each of our named executive officers.

			Number of Securities		Value of Unexercised In-the-
	Shares		Underlying Unexercised		Money Options at Fiscal
	Acquired on		Options at Fiscal Year-End		Year-End(1)
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael Grey	100,000	$500,000	49,573	221,731	$225,006	$1,099,170
Stephen K. Burley	50,000	$250,000	58,066	106,943	$127,730	$528,650
Annette North	—	—	24,227	30,625	$100,473	$151,045
W. Todd Myers	—	—	—	—	$—	$—
Herbert Mutter	12,500	$62,500	—	—	$—	$—

(1)	The value of an unexercised in-the-money option as of December 31, 2005 and the value realized are each equal to the excess of the initial public offering price of $6.00 per share over the exercise price for the option, multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction.

Employment, Termination of Employment and Change-in-Control Arrangements

Employment Agreements

We currently have employment agreements with Mr. Grey, our President and Chief Executive Officer, and Dr. Burley, our Chief Scientific Officer and Senior Vice President of Research. We also have letter agreements with Mr. Myers, our Chief Financial Officer, and Dr. Reich, our Vice President of Drug Discovery, relating to their employment.

In September 2001, we entered into an employment agreement with Mr. Grey, which was most recently amended and restated effective January 1, 2005. This agreement is for a one year term but renews automatically for successive one-year periods unless terminated by the parties.

The employment agreement set forth Mr. Grey’s initial base salary at $300,000 per year, subject to adjustment at his annual review, and an annual cash bonus equal to 30% of his base salary, or $90,000, payable at the discretion of our board of directors. The agreement entitles Mr. Grey to receive all customary and usual fringe benefits provided to our other executives. Mr. Grey is entitled to be reimbursed for all out-of-pocket business expenses incurred on our behalf and to participate in our incentive compensation bonus plan, the terms, amount and payment of which are determined at our discretion. Pursuant to the agreement, in May 2005, Mr. Grey was granted options to purchase an aggregate of 363,863 shares of our common shares at an exercise price of $1.00 per share, the fair market value of our common stock on the date of grant. Twenty-five percent of the shares subject to such stock options were fully vested as of the date of grant and the remaining shares subject to such options vest over three years in equal monthly installments, subject to acceleration of vesting under certain circumstances described in Mr. Grey’s employment agreement.

The agreement provides that we may terminate Mr. Grey’s employment at any time for cause and upon 30 days’ written notice without cause (as defined in the agreement). Similarly, Mr. Grey may voluntarily resign at any time on 30 days’ written notice. If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, if Mr. Grey is terminated without cause, he is also entitled to a severance payment equal to 12 months of his base salary then in effect and the vesting of any of his outstanding stock options will be accelerated by 12 months (24 months if such termination occurs within one year of a change in control), provided he executes a waiver and general release in favor of us, agrees to consult for us for a period of up to 60 days with no further compensation and complies with any provisions of the agreement that survive termination.

In January 2002, we entered into an employment agreement with Dr. Burley, our Senior Vice President of Research and Chief Scientific Officer. The term of this agreement was for three years, but renews automatically for successive one-year periods unless terminated by the parties.

The employment agreement sets forth Dr. Burley’s initial base salary of $300,000 per year, subject to adjustment at his annual review, and an annual cash bonus equal to 30% of his base salary, or $90,000 in one year, provided that he meets certain eligibility and performance objectives. The agreement entitles Dr. Burley to receive all customary and usual fringe benefits provided to our other executives. Dr. Burley is entitled to be reimbursed for all out-of-pocket business expenses incurred on our behalf and to participate in our incentive compensation bonus plan, the terms, amount and payment of which are determined at our discretion. Pursuant to the agreement, in January 2002, Dr. Burley received a one time up front signing bonus of $100,000 and relocation benefits related to his relocation to San Diego, California. In addition, pursuant to the agreement, in January 2002, Dr. Burley was granted options to purchase an aggregate of 12,645 shares of our common stock at an exercise price of $13.44 per share, the fair market value of our common stock on the date of grant. Options to purchase 3,161 shares vested on the one-year anniversary of the date of grant with options to purchase 9,484 vesting in equal monthly installments over the three years thereafter.

The agreement provides that we may terminate Dr. Burley’s employment at any time for cause and upon 30 days’ written notice without cause (as defined in the agreement). Similarly, Dr. Burley may voluntarily resign at any time on 30 days’ written notice. If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, if Dr. Burley is terminated without cause (or, within one year of a change in control, he resigns because we have substantially changed his duties or responsibilities which existed prior to the change in control), he is also entitled to a severance payment equal to 12 months of his base salary then in effect (including continuation of his benefits in accordance with our regular payroll deductions) and the vesting of any of his outstanding stock options will be accelerated by 12 months (24 months if such termination or resignation occurs within one year of a change in control), provided he executes a waiver and general release in favor of us, agrees to consult for us for a period of up to 60 days with no further compensation and complies with any provisions of the agreement that survive termination.

Pursuant to Dr. Burley’s employment agreement, in July 2002, we made an interest-free relocation loan of $300,000 to Dr. Burley pursuant to a relocation loan agreement dated as of July 29, 2002. The loan is generally payable in four equal payments of $75,000, on each of four consecutive semi-annual payment dates commencing on January 1, 2012 or immediately upon an event of default (as defined in the relocation loan agreement). The relocation loan is secured by a deed of trust on Dr. Burley’s residence. To date, Dr. Burley has repaid $75,000 of the original principal balance under this note.

In November 2005, we entered into a letter agreement relating to Mr. Myers’ employment with us. The letter agreement sets forth Mr. Myers’ base salary of $225,000 per year and an annual cash bonus of up to 30% of his base salary, or $67,500, payable at the discretion of our board. The agreement entitles Mr. Myers to receive all customary and usual fringe benefits provided to our other executives. The agreement provides that, subject to the approval of our board, Mr. Myers would be granted a stock option to purchase an aggregate of 75,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Twenty-five percent of the shares subject to such stock options will become fully vested in December 2006, the first anniversary of the vesting commencement date, and the remaining shares subject to such options vest over the next three years in equal monthly installments.

The letter agreement provides that we may terminate Mr. Myers’ employment at any time with or without cause, as defined in the agreement. If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, following a change in control, the vesting of any of his outstanding stock options will be accelerated by 12 months (24 months if Mr. Myers is terminated without cause within one year of a change in control), provided he executes a waiver and general release in favor of us and complies with any provisions of the letter agreement that survive termination.

In December 2005, we entered into a letter agreement relating to Dr. Reich’s employment with us. The letter agreement sets forth Dr. Reich’s base salary of $275,000 per year and an annual cash bonus of up to 30% of his base salary, or $82,500, payable at the discretion of our board. The agreement entitles Dr. Reich to receive all customary and usual fringe benefits provided to our other executives. The agreement provides that, subject to the approval of our board, Dr. Reich would be granted a stock option to purchase an aggregate of 75,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Twenty-five percent of the shares subject to such stock options will become fully vested in February 2007, the first anniversary of the vesting commencement date, and the remaining shares subject to such options vest over the next three years in equal monthly installments. In addition, subject to approval of our board, on or about August 1, 2006, provided Dr. Reich is still employed by us, he will be granted a stock option to purchase an aggregate of 30,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Twenty-five percent of the shares subject to such stock options will become fully vested in August 2007, the first anniversary of the vesting commencement date, and the remaining shares subject to such options vest over the next three years in equal monthly installments.

The letter agreement provides that we may terminate Dr. Reich’s employment at any time with or without cause, as defined in the agreement. If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us. In addition, if Dr. Reich is terminated without cause, he is also entitled to a severance payment equal to six months of his base salary then in effect, provided he executes a waiver and general release in favor of us and complies with any provisions of the letter agreement and his employment, confidential information and assignment agreement that survive termination. Moreover, following a change in control, the vesting of any of his outstanding stock options will be accelerated by 12 months (24 months if Dr. Reich is terminated without cause within one year of a change in control), provided he executes a waiver and general release in favor of us and complies with any provisions of the letter agreement that survive termination.

In June 2005, we entered into a letter agreement relating to the employment of our former Chief Financial Officer, James Rotherham. In November 2005, pursuant to a separation agreement, Mr. Rotherham’s employment terminated and he was paid severance pay in the form of continuation of his base salary for a period of six weeks. All stock options held by Mr. Rotherham expired unexercised.

In late March 2006, our board of directors, following the recommendation of the Compensation Committee of our board of directors, approved increases of between 4% and 5% in the annual base salaries of our executive officers that had been with us for more than a year. Mr. Grey’s annual base salary was increased to $364,006; Dr. Burley’s annual base salary was increased to $337,459; and Ms. North’s annual base salary was increased to $250,518.

Stock Option and Restricted Stock Unit Agreements

In May 2005, we granted the following stock options under our 2000 equity incentive plan to purchase shares of our common stock to the following executive officers: 363,863 shares to Mr. Grey; 175,000 shares to Dr. Burley; and 50,000 shares to Ms. North. The exercise price for each of the stock options was $1.00 per share, the price our board of directors determined was the fair market value of our common stock on the date of grant. The stock options granted to Mr. Grey, Dr. Burley and Ms. North are subject to three-year vesting with 25% of the shares subject to vesting on the grant date and the remaining shares subject to vesting in equal monthly installments for three years thereafter. In addition, in the event of a change in control, the vesting of any outstanding stock options held by Ms. North will be accelerated by 12 months (24 months if she is terminated without cause) and the stock options held by Mr. Grey and Dr. Burley are also subject to specified accelerated vesting in the event of a change in control as set forth in their employment agreements and described above. In May 2005, Mr. Mutter was granted a fully vested option to purchase 12,500 shares of our common stock, with an exercise price of $1.00 per share. Mr. Mutter exercised this stock option in August 2005. In December 2005, we agreed, subject to the approval of our board of directors, to grant to each of Mr. Myers and Dr. Reich a stock option to purchase an aggregate of 75,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

In March 2006, the compensation committee of our board of directors approved restricted stock unit awards in the amount of 75,000 shares of our common stock to each of Mr. Myers and Dr. Reich. The restricted stock unit awards were each made under our 2005 equity incentive plan pursuant to a restricted stock unit agreement. The restricted stock unit awards were made in lieu of the stock options to purchase 75,000 shares of our common stock that we had agreed to grant to each of Mr. Myers and Dr. Reich pursuant to their respective employment agreements. Such stock options had not yet been granted to Mr. Myers or Dr. Reich. Twenty-five percent of the shares subject to the restricted stock unit awards will vest on the one-year anniversary of the hire dates for Mr. Myers and Dr. Reich, respectively, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.

Under the 2005 equity incentive plan, restricted stock unit awards are granted pursuant to restricted stock unit agreements. Settlement of a payment due to a recipient of a stock unit award will be by cash or by delivery of shares of our common stock, a combination of cash and stock as deemed appropriate by our board of directors or any authorized committee or in any other form of consideration determined by the board or such committee and set forth in the restricted stock unit agreement. The consideration for the shares of common stock to be issued pursuant to the restricted stock units awards to Mr. Myers and Dr. Reich is such person’s continued service to us Under the terms of the restricted stock unit agreements, we will deliver to Mr. Myers and Dr. Reich the shares of Common Stock subject to such awards as the shares vest, unless either of them elects within 30 days following the date of grant of such restricted stock unit awards to defer the delivery of the shares to a later date beyond the vesting date in accordance with the procedures set forth in their restricted stock unit agreement. Except as otherwise provided in the applicable stock unit award agreement or as set forth in Mr. Myers’ and Dr. Reich’s employment agreements, each of which contains partial vesting acceleration provisions under certain circumstances following a change of control, stock units that have not vested will be forfeited upon the participant’s termination of continuous service for any reason.

In March 2006, the Compensation Committee of our board of directors approved stock options to purchase shares of our common stock to our executive officers. The Compensation Committee approved granting an option to purchase 80,000 shares of our common stock to Mr. Grey, an option to purchase 50,000 shares of our common stock to Dr. Burley, an option to purchase 60,000 shares of our common stock to Ms. North, an option to purchase 50,000 shares of our common stock to Mr. Myers and an option to purchase 40,000 shares of our common stock to Dr. Reich. All options were granted with an exercise price of $7.66 per share, the fair market value of our common stock on the date of grant. Twenty-five percent of the shares subject to such options will become fully vested on the one year anniversary of the date of grant, and the remaining shares subject to such options vest over the next three years in equal monthly installments. These stock options are all subject to specified accelerated vesting in the event of a change in control.

Cash Bonuses Awarded in 2006

In late March 2006, our board of directors, following the recommendation of the Compensation Committee of our board of directors, approved cash bonuses to our executive officers. These bonuses were awarded for having successfully achieved specified strategic and financial milestones in 2005 and early 2006, including completion of our initial public offering. Mr. Grey was awarded a performance bonus of $140,003; Dr. Burley was awarded a performance bonus of $105,456; Mr. Myers was awarded a performance bonus of $56,250; Ms. North was awarded a performance bonus of $60,840; and Dr. Reich was awarded a performance bonus of $15,000.

Note Settlement Agreements

In August 2004, Messrs. Grey and Mutter and Ms. North entered into note settlement agreements with us pursuant to which they tendered to us approximately 34,774 shares, 6,322 shares and 1,264 shares, respectively, of our common stock in satisfaction of outstanding indebtedness under promissory notes in the principal amounts of $466,950, $76,150 and $16,980, respectively. These promissory notes were previously issued in connection with the early exercise of stock options granted to them in 2000 and 2001. All outstanding indebtedness under these promissory notes was repaid in full by tendering these shares to us for cancellation. We forgave a portion of the interest under the promissory notes held by Messrs. Grey and Mutter and Ms. North in the following amounts: $81,893, $9,050, and $3,836, respectively. Under all note settlement agreements entered into in August, September and November 2004 between us and our executive officers and employees, an aggregate of approximately

131,224 shares of common stock were tendered to us in satisfaction of approximately $1.3 million of indebtedness and we forgave an aggregate of approximately $131,000 of interest accrued under the promissory notes.

Confidential Information and Inventions Agreement

Each of our named executive officers has also entered into a standard form agreement with respect to confidential information and inventions. Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our confidential information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Employee Benefit Plans

2005 Equity Incentive Plan

We adopted in August 2005 and our stockholders approved in October 2005 our 2005 equity incentive plan, or 2005 plan. The 2005 plan became effective upon the effectiveness of our initial public offering. The 2005 plan will terminate in August 2015, unless our board of directors terminates it earlier. The 2005 plan provides for the grant of the following:

•	ISOs, which may be granted solely to our employees, including officers; and

•	NSOs, stock purchase awards, stock bonus awards, stock unit awards, stock appreciation rights and other stock awards, which may be granted to our directors, consultants or employees, including officers.

Share Reserve.  An aggregate of 750,000 shares of our common stock are authorized for issuance under our 2005 plan, plus the number of shares available for future issuance under our 2000 plan and were not covered by outstanding options as of the termination of the 2000 plan on the effective date of our initial public offering. In addition, this amount will be automatically increased annually on the first day of our fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. However, our board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock under the 2005 plan will be increased. In addition, the share reserve under the 2005 plan will be increased from time to time by a number of shares of common stock equal to those shares of common stock that are issuable pursuant to options and other stock awards outstanding under the 2000 plan or shares of our common stock issued under the 2000 plan, as of the effective date of our initial public offering and that, but for the termination of the 2000 plan as of the effective date of our initial public offering, would otherwise have reverted to the share reserve of the 2000 plan upon the termination or expiration of those stock options or other awards or, in the case of shares issued under the 2000 plan, that would have been repurchased or required by us under the terms of the 2000 plan. Shares of our common stock subject to options and other stock awards that have expired or otherwise terminate under the 2005 plan without having been exercised in full again will become available for grant under the plan. Shares of our common stock issued under the 2005 plan may include previously unissued shares or reacquired shares bought on the market or otherwise. If any shares of our common stock subject to a stock award are not delivered to a participant because such shares are withheld for the payment of taxes or the stock award is exercised through a net exercise, then the number of shares that are not delivered to the participants shall again become available for grant under the 2005 plan. If the exercise of any stock award is satisfied by tendering shares of our common stock held by the participant, then the number of shares tendered shall again become available for grant under the 2005 plan. The maximum number of shares of our common stock that may be issued under the 2005 plan subject to ISOs is 5,000,000 shares plus the automatic annual increases described above.

Administration.  The 2005 plan is administered by our board of directors, which may in turn delegate authority to administer the plan to a committee. Subject to the terms of the 2005 plan, our board of directors or its authorized committee determines recipients, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, our board of directors or its authorized committee also determines the exercise price of options granted under the 2005 plan and may reprice those options, including by reducing the exercise price of any outstanding option, canceling an option in exchange for cash or another equity award or any other action that is treated as a repricing under generally accepted accounting principles. Subject to the terms of the 2005 plan, our board of directors may delegate to one or more of our officers the authority to grant stock awards to our other officers and employees. Such officer would be able to grant only the total number of stock awards specified by our board of directors and such officer would not be allowed to grant a stock award to himself or herself.

Stock Options.  Stock options are granted pursuant to stock option agreements. Generally, the exercise price for an ISO cannot be less than 100% of the fair market value of the common stock subject to the option on the date of grant, and the exercise price for an NSO cannot be less than 85% of the fair market value of the common stock subject to the option on the date of grant. Options granted under the 2005 plan vest at the rate specified in the option agreement. A stock option agreement may provide for early exercise, prior to vesting. Unvested shares of our common stock issued in connection with an early exercise may be repurchased by us. In general, the term of stock options granted under the 2005 plan may not exceed ten years. Unless the terms of an optionholder’s stock option agreement provide for earlier or later termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options up for to 12 months, or 18 months in the event of death, after the date the service relationship ends, unless the terms of the stock option agreement provide for earlier termination. If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options for up to three months after the date the service relationship ends, unless the terms of the stock option agreement provide for a longer period to exercise the option. If an optionholder’s relationship with us, or any affiliate of ours, ceases with cause, the option will terminate at the time the optionholder’s relationship with us ceases. In no event may an option be exercised after its expiration date. Acceptable forms of consideration for the purchase of our common stock issued under the 2005 plan will be determined by our board of directors or an authorized committee of our board, and may include cash, common stock previously owned by the optionholder, deferred payment arrangement or payment through a broker assisted exercise or, after we have adopted certain accounting standards, a net exercise feature, or other legal consideration approved by our board of directors. Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or a domestic relations order. However, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Limitations.  The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any affiliate unless the following conditions are satisfied:

•	the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

•	the term of any ISO award must not exceed five years from the date of grant.

In addition, no employee may be granted options or stock appreciation rights under the 2005 plan covering more than 250,000 shares of our common stock in any calendar year, subject to an exception for new hires who may be granted an additional 375,000 shares of our common stock during the calendar year of initial employment.

Stock Purchase Awards.  Stock purchase awards will be granted pursuant to stock purchase award agreements. A stock purchase award may require the payment of at least the par value of the stock. The purchase price for a stock purchase award may be payable in cash or any other form of legal consideration approved by our board of directors. Shares of our common stock acquired under a stock purchase award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by our board of directors. Rights to acquire shares of our common stock under a stock purchase award may be transferred only upon such terms and conditions as are set forth in the stock purchase award agreement.

Stock Bonus Awards.  Stock bonus awards will be granted pursuant to stock bonus award agreements. A stock bonus award may be granted in consideration for the recipient’s past or future services performed for us or an affiliate of ours. Shares of our common stock acquired under a stock bonus award may, but need not, be subject to forfeiture to us in accordance with a vesting schedule to be determined by our board of directors. Rights to acquire shares of our common stock under a stock bonus award may be transferred only upon such terms and conditions as are set forth in the stock bonus award agreement.

Stock Unit Awards.  Stock unit awards will be granted pursuant to stock unit award agreements. A stock unit award may require the payment of at least the par value of the stock. Payment of any purchase price may be made in any form permitted under applicable law; however, we will settle a payment due to a recipient of a stock unit award by cash or by delivery of shares of our common stock, a combination of cash and stock as deemed appropriate by our board of directors, or in any other form of consideration determined by our board of directors and set forth in the stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares of our common stock covered by a stock unit award. Except as otherwise provided in the applicable stock unit award agreement, stock units that have not vested will be forfeited upon the participant’s termination of continuous service for any reason.

Stock Appreciation Rights.  Stock appreciation rights will be granted through a stock appreciation rights agreement. Each stock appreciation right is denominated in common stock share equivalents. The strike price of each stock appreciation right will be determined by our board of directors or its authorized committee at the time of grant. Our board of directors or its authorized committee may also impose any restrictions or conditions upon the vesting of stock appreciation rights that it deems appropriate. Stock appreciation rights may be paid in our common stock or in cash or any combination of the two, or any other form of legal consideration approved by our board of directors. If a stock appreciation right recipient’s relationship with us, or any affiliate of ours, ceases for any reason, the recipient may exercise any vested stock appreciation right up to three months from cessation of service, unless the terms of the stock appreciation right agreement provide that the right may be exercised for a longer or shorter period.

Other Stock Awards.  Other forms of stock awards valued in whole or in part with reference to our common stock may be granted either alone or in addition to other stock awards under the 2005 plan. Our board of directors or an authorized committee of our board will have sole and complete authority to determine the persons to whom and the time or times at which such other stock awards will be granted, the number of shares of our common stock to be granted and all other conditions of such other stock awards.

Changes to Capital Structure.  In the event that there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the 2005 plan and the number of shares and exercise price or strike price, if applicable, of all outstanding stock awards will be appropriately adjusted.

Corporate Transactions.  Unless otherwise provided in the stock award agreement, in the event of certain corporate transactions, all outstanding stock awards under the 2005 plan may be assumed, continued or substituted for by any surviving entity. If the surviving entity elects not to assume, continue or substitute for such awards, the vesting provisions of such stock awards generally will be accelerated in full and such stock awards will be terminated if and to the extent not exercised at or prior to the effective time of the corporate transaction and our repurchase rights will generally lapse. In the event options outstanding under the 2005 plan are assumed, continued or substituted for by a surviving entity, all of the unvested shares subject to those options will become fully vested as of the change of control.

Plan Amendments.  Our board of directors will have the authority to amend or terminate the 2005 plan. However, no amendment or termination of the plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. We will obtain stockholder approval of any amendment to the 2005 plan as required by applicable law.

2005 Non-Employee Directors’ Stock Option Plan

We adopted in August 2005 and our stockholders approved in October 2005 our 2005 non-employee directors’ stock option plan, or directors’ plan. The directors’ plan became effective upon the effectiveness of our initial public offering. The directors’ plan will terminate at the discretion of our board of directors. The directors’ plan provides for the automatic grant of NSOs to purchase shares of our common stock to our non-employee directors.

Share Reserve.  An aggregate of 75,000 shares of our common stock are reserved for issuance under the directors’ plan. This amount will be increased annually on the first day of our fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. However, our board of directors will have the authority to designate a smaller number of shares by which the authorized number of shares of our common stock will be increased. Shares of our common stock subject to stock options that have expired or otherwise terminated under the directors’ plan without having been exercised in full shall again become available for grant under the directors’ plan. Shares of our common stock issued under the directors’ plan may be previously unissued shares or reacquired shares bought on the market or otherwise. If the exercise of any stock option granted under the directors’ plan is satisfied by tendering shares of our common stock held by the participant, then the number of shares tendered shall again become available for the grant of awards under the directors’ plan.

Administration.  The directors’ plan will be administered by our board of directors, which in turn may delegate authority to administer the plan to a committee.

Stock Options.  Stock options will be granted pursuant to stock option agreements. The exercise price of the options granted under the directors’ plan will be equal to 100% of the fair market value of our common stock on the date of grant. Initial grants vest in equal monthly installments over three years after the date of grant and annual grants vest in equal monthly installments over 12 months after the date of grant. In general, the term of stock options granted under the directors’ plan may not exceed ten years. Unless the terms of an optionholder’s stock option agreement provide for earlier termination, if an optionholder’s service relationship with us, or any affiliate of ours, ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options up to 12 months, or 18 months in the event of death, after the date such service relationship ends. If an optionholder’s service relationship with us, or any affiliate of ours, ceases without cause for any reason other than disability or death, the optionholder may exercise any vested options up to three months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination. Acceptable consideration for the purchase of our common stock issued under the directors’ plan may include cash, common stock previously owned by the optionholder or a program developed under Regulation T as promulgated by the Federal Reserve Board.

Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution. However, an optionholder may transfer an option under certain circumstances with our written consent if a Form S-8 registration statement is available for the exercise of the option and the subsequent resale of the shares. In addition, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Automatic Grants.

•	Initial Grant. Any person who becomes a non-employee director after the completion of our initial public offering will automatically receive an initial grant of an option to purchase 12,500 shares of our common stock upon his or her election. These options will vest in equal monthly installments over three years.

•	Annual Grant. In addition, any person who is a non-employee director on the date of each annual meeting of our stockholders automatically will be granted, on the annual meeting date, beginning with our 2007 annual meeting, an option to purchase 5,000 shares of our common stock, or the annual grant. However, the size of an annual grant made to a non-employee director who is elected after the completion of this offering and who has served for less than 12 months at the time of the annual meeting will be reduced by 25% for each full quarter prior to the date of grant during which such person did not serve as a non-employee director. These options will vest in equal monthly installments over 12 months.

Changes to Capital Structure.  In the event there is a specified type of change in our capital structure not involving the receipt of consideration by us, such as a stock split or stock dividend, the number of shares reserved under the directors’ plan and the number of shares and exercise price of all outstanding stock options will be appropriately adjusted.

Corporate Transactions.  In the event of certain corporate transactions, all outstanding options under the directors’ plan may be assumed, continued or substituted for by any surviving entity. If the surviving entity elects not to assume, continue or substitute for such options, the vesting of such options held by non-employee directors whose service has not terminated prior to the corporate transaction generally will be accelerated in full and all options outstanding under the directors’ plan will be terminated if not exercised prior to the effective date of the corporate transaction.

Plan Amendments.  Our board of directors will have the authority to amend or terminate the directors’ plan. However, no amendment or termination of the directors’ plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. We will obtain stockholder approval of any amendment to the directors’ plan as required by applicable law.

2005 Employee Stock Purchase Plan

We adopted in August 2005 and our stockholders approved in October 2005 our 2005 employee stock purchase plan, or the purchase plan. The purchase plan became effective upon the effectiveness of our initial public offering. The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless our board of directors terminates it earlier. The purchase plan provides a means by which employees may purchase our common stock through payroll deductions, and is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.

Share Reserve.  An aggregate of 375,000 shares of our common stock are reserved for issuance under the purchase plan. This amount will be increased annually on the first day of our fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of our common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of our common stock. However, our board of directors has the authority to designate a smaller number of shares by which the authorized number of shares of our common stock will be increased.

Administration.  The purchase plan will be administered by our board of directors, who may in turn delegate authority to administer the purchase plan to a committee.

Offering.  The purchase plan is implemented by offerings of rights to eligible employees. Under the purchase plan, we may specify offerings with a duration of not more than 24 months, and may specify shorter purchase periods within each offering. The first offering began on the closing date of our initial public offering and will continue for approximately 24 months with purchases occurring approximately every six months.

Unless otherwise determined by our board of directors or its authorized committee, common stock is purchased for accounts of employees participating in the plan at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the date of commencement of participation in the offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase. However, in the event the fair market value of a share of our common stock on the date of purchase is lower than the fair market value of a share of our common stock on the date of commencement of participation in the offering, the offering period automatically restarts on the date of such purchase. The price at which we sold shares in our initial public offering was used as the fair market value of a share of our common stock on the date of commencement of the initial offering under the purchase plan.

Generally, all regular employees, including executive officers, who work more than 20 hours per week may participate in the purchase plan and may authorize payroll deductions of up to 15% of their earnings for the purchase of our common stock under the purchase plan.

Limitations.  Eligible employees may be granted rights only if the rights, together with any other rights held under the purchase plan, do not permit the employee’s rights to purchase our common stock to accrue at a rate that exceeds $25,000 of the fair market value of our common stock for each calendar year in which such rights are outstanding. In addition, no employee will be eligible for the grant of any rights under the purchase plan if immediately after such rights are granted such employee would have voting power over five percent or more of our outstanding capital stock.

Corporate Transactions.  In the event of certain corporate transactions, all outstanding purchase rights under the purchase plan may be assumed, continued or substituted for by any surviving entity. If the surviving entity elects not to assume, continue or substitute for such purchase rights, then the purchase rights will be exercised prior to the corporate transaction and the purchase rights will terminate immediately following such exercise.

Plan Amendments.  Our board of directors will have the authority to amend or terminate the purchase plan. If the board determines that the amendment or termination of an offering is in our best interests and the best interests of our stockholders, then the board may terminate any offering on any purchase date, establish a new purchase date with respect to any offering then in progress, amend the purchase plan and the ongoing offering to reduce or eliminate a detrimental accounting treatment or terminate any offering and refund any money contributed back to the participants. We will obtain stockholder approval of any amendment to the purchase plan as required by applicable law.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $14,000 for calendar year 2005. Participants who are at least 50 years old can also make “catch-up” contributions, which in calendar year 2005 may be up to an additional $4,000 above the statutory limit. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. To date, we have not made any discretionary or matching contributions to the plan on behalf of participating employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon 15,013,695 shares of common stock outstanding as of March 27, 2006.

Each individual or entity shown in the table has furnished information with respect to beneficial ownership. We have determined beneficial ownership in accordance with the SEC’s rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before March 26, 2006, which is 60 days after March 27, 2006. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. All of the options in this table are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully vested. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o SGX Pharmaceuticals, Inc., 10505 Roselle Street, San Diego, California 92121.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned

BAVP, L.P.(1)	2,547,441	16.97
950 Tower Lane, Suite 700 Foster City, CA 94404
Atlas Venture Fund IV, L.P. and its affiliates(2)	2,485,762	16.56
890 Winter Street, Suite 320 Waltham, MA 02451
Sprout Capital VIII, L.P. and its affiliates(3)	1,406,967	9.37
11 Madison Avenue New York, NY 10010
Millennium Pharmaceuticals	1,000,000	6.66
40 Landsdowne Street Cambridge, MA 02139
Index Ventures Associates I Limited and its affiliates(4)	839,818	5.59
No. 1 Seaton Place, St. Helier Jersey, Channel Islands JE48YJ
Michael Grey(5)	369,934	2.42
Stephen K. Burley(6)	220,055	1.45
W. Todd Myers(7)	—	*
Annette North(8)	54,640	*
Siegfried Reich(9)	—	*
Herbert Mutter(10)	5,000	*
Louis C. Bock(1)	2,547,441	16.97
Jean-François Formela(2)	2,485,762	16.56
Karin Eastham(11)	12,500	*
Christopher Henney(12)	110,215	*
Vijay Lathi(3)(13)	1,407,661	9.38
Stelios Papadopoulos(14)	216,438	1.44
All directors and executive officers as a group (11 persons)(15)	7,424,646	47.86

*	Represents beneficial ownership of less than 1%.

(1)	The voting and disposition of the shares held by BAVP, L.P. is determined by the sole managing member of BA Venture Partners VI, LLC, the ultimate general partner of BAVP, L.P. Louis C. Bock is one of four managing members of BA Venture Partners VI, LLC and, as such, may be deemed to share voting and investment power with respect to the 2,546,747 shares of common stock beneficially owned by BA Venture Partners IV, Inc. Mr. Bock disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein. Mr. Bock disclaims beneficial ownership of the securities beneficially owned by BA Venture Partners VI, LLC, and has advised us that the beneficial ownership of these securities should not be attributed to him. Mr. Bock also holds a stock option to purchase up to 12,500 shares of our Common Stock, 694 shares of which he has the right to acquire from us within 60 days of March 27, 2006 and are included above. Pursuant to the policies of BAVP, L.P. and its affiliates, Mr. Bock is deemed to hold this stock option for the benefit of BAVP, L.P. and must exercise the stock option solely for the benefit of BAVP, L.P.; therefore, BAVP, L.P. may be deemed to be the indirect owner of such stock option.

(2)	Includes 27,734 shares (the “Atlas III Shares”) held by Atlas Venture Fund III, L.P. (“Atlas III”), 602 shares (the “AVE III Shares”) held by Atlas Venture Entrepreneurs’ Fund III, L.P. (“AVE III”), 1,880,457 shares (the “Atlas IV Shares”) held by Atlas Venture Fund IV, L.P. (“Atlas IV”), 545,934 shares (the “Atlas IV-A Shares”)

held by Atlas Venture Parallel Fund IV-A, C.V. (“Atlas IV-A”) and 30,341 shares (the “AVE IV Shares”, and together with the Atlas III Shares, the AVE III Shares, the Atlas IV Shares and the Atlas IV-A Shares, the “Shares”) held by Atlas Venture Entrepreneurs’ Fund IV, L.P. (“AVE IV,” and together with Atlas III, AVE III, Atlas IV and Atlas IV-A, the “Funds”). As general partner of certain of the Funds, and by virtue of the Funds’ relationship as affiliated limited partnerships, each of Atlas Venture Associates III, L.P. (“AVA III LP”) and Atlas Venture Associates IV, L.P. (“AVA IV LP”) may also be deemed to beneficially own the Shares. As the general partner of AVA III LP and AVA IV LP, respectively, Atlas Venture Associates III, Inc. (“AVA III Inc.”) and Atlas Venture Associates IV, Inc. (“AVA IV Inc.”) may also be deemed to beneficially own the Shares. AVA III LP, AVA IV LP, AVA III Inc. and AVA IV Inc. disclaim beneficial ownership of the Shares except to the extent of their pecuniary interest therein. In their capacities as directors of AVA III Inc. and AVA IV Inc. each of Messrs. Axel Bichara, Jean-Francois Formela and Christopher Spray may be deemed to beneficially own the Shares. Each of Messrs. Bichara, Formela and Spray disclaim beneficial ownership of the Shares except to the extent of his pecuniary interest therein. Dr. Formela also holds a stock option to purchase up to 12,500 shares of our common stock, 694 shares of which he has the right to acquire from us within 60 days of March 27, 2006 and are included above. The proceeds of the sale of any such shares belong to Atlas Venture Advisors, Inc. and, therefore, Dr. Formela disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest therein.

(3)	Includes 1,245,812 shares held by Sprout Capital VIII, L.P., 74,744 shares held by Sprout Venture Capital, L.P., 26,988 shares held by Sprout Plan Investors, L.P., 55,342 shares held by DLJ ESC II, L.P. and 4,081 shares held by DLJ Capital Corporation. Vijay K. Lathi is a member of our board of directors and is a Managing Director of New Leaf Venture Partners, L.L.C., or NLV. NLV has entered into an agreement with DLJ Capital Corporation, or DLJCC, whereby NLV provides sub-management services for the Sprout investment portfolio. DLJCC is the managing general partner of Sprout Capital VIII, L.P., the general partner of Sprout Venture Capital, L.P., which is affiliated with DLJ LBO Plans Management Corporation, the general partner of DLJ ESC II, L.P., and of DLJ LBO Plans Management Corporation II, which is the general partner of Sprout Plan Investors, L.P., Mr. Lathi disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.

(4)	Includes 461,235 shares held by Index Ventures I (Jersey) L.P., 292,866 shares held by Index Ventures I (Delaware) L.P., 15,942 shares held by Index Ventures I Parallel Entrepreneur Fund (Jersey) L.P., 64,315 shares held by Index Ventures I GmbH & Co. KG and 5,460 shares held by Index Venture Management SA on behalf of Index Employee Investment Plan.

(5)	Includes 269,934 shares that Mr. Grey has the right to acquire from us within 60 days of March 27, 2006 pursuant to the exercise of stock options, 181,932 of which are unvested as of 60 days after March 27, 2006 but may be early exercised by Mr. Grey, subject to repurchase by us.

(6)	Includes 164,324 shares that Dr. Burley has the right to acquire from us within 60 days of March 27, 2006 pursuant to the exercise of stock options, 87,500 of which are unvested as of 60 days after March 27, 2006 but may be early exercised by Dr. Burley, subject to repurchase by us.

(7)	Mr. Myers joined as our Chief Financial Officer in December 2005.

(8)	Represents 54,640 shares that Ms. North has the right to acquire from us within 60 days of March 27, 2006 pursuant to the exercise of stock options, 25,000 of which are unvested as of 60 days after March 27, 2006 but may be early exercised by Ms. North, subject to repurchase by us.

(9)	Dr. Reich joined as our Vice President of Drug Discovery in mid-January 2006.

(10)	Mr. Mutter resigned as our Chief Financial Officer in May 2005.

(11)	Includes 9,723 shares that are subject to repurchase by us within 60 days of March 27, 2006 under certain circumstances.

(12)	Includes 26,250 shares that are subject to repurchase by us within 60 days of March 27, 2006 under certain circumstances and 13,050 shares held by Dr. Henney’s two adult children who do not reside with him, over which Dr. Henney has no beneficial ownership or control.

(13)	Includes 694 shares that Mr. Lathi has the right to acquire from us within 60 days of March 27, 2006.

(14)	Includes 10,017 shares that Dr. Papadopoulos has the right to acquire from us within 60 days of March 27, 2006 pursuant to the exercise of stock options. Also includes 170,491 shares held by SGC Partners I L.L.C. Dr. Papadopoulos is a Vice Chairman of SG Cowen & Co., LLC. SG Cowen & Co., LLC is the managing member of SG Capital Partners L.L.C. which is the general partner of SG Merchant Banking Fund L.P. which is the sole member of SGC Partners I LLC. Because of the relationship, SGC Partners I LLC may be deemed to be an affiliate of SG Cowen & Co., LLC. Dr. Papadopoulos disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(15)	Includes the shares referred to in footnotes (1), (2), (3), (5), (6), (8), (11), (12), (13) and (14) above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2005:

Equity Compensation Plan Information

Number of Securities Remaining
	Number of Securities to be		Available for Future Issuance
	Issued Upon Exercise of	Weighted-Average Exercise	Under Equity Compensation
	Outstanding Options,	Price of Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,146,686	$2.13	247,928
Equity compensation plans not approved by security holders	—	—	—
Total	1,146,686	—	247,928

Item 13.	Certain Relationships and Related Transactions

The following includes a description of transactions since January 1, 2003 and certain transactions prior to that date to which we have been a party, in which the amount involved in the transaction exceeds $60,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than equity and other compensation, termination, change-in-control and other arrangements, which are described under Item 11 of Part III of this report. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. All share and per share amounts have been retroactively adjusted to give effect to the 0.126453-for-1 reverse stock split of our common stock and preferred stock effected in April 2005 and the 1-for-2 reverse stock split of our common stock effected on January 3, 2006. As a result of the 1-for-2 reverse stock split, each share of our preferred stock converted into one-half of a share of our common stock upon the completion of our initial public offering. The 1-for-2 reverse stock split of our common stock adjusted the conversion ratio of the preferred stock but did not adjust the number of outstanding shares of preferred stock.

Stock Issuances

Initial Issuances of Preferred Stock

From our inception through May 2001, we issued shares of our preferred stock in private placements as follows:

•	541,594 shares of our previously outstanding Series A preferred stock at a price of $14.23 per share of preferred stock between June and October 1999 for aggregate gross proceeds of approximately $7.7 million;

•	809,299 shares of our previously outstanding Series B preferred stock at a price of $39.54 per share of preferred stock in March 2000 for aggregate gross proceeds of approximately $32.0 million;

•	673,419 shares of our previously outstanding Series C preferred stock at a price of $66.82 per share of preferred stock in September 2000 for aggregate gross proceeds of approximately $45.0 million; and

•	129,692 shares of our previously outstanding Series D preferred stock valued at $41.68 per share of preferred stock in connection with the acquisition of Prospect Genomics in May 2001.

The following table sets forth the names of our directors, executive officers or holders of more than 5% of our capital stock who participated in our previous Series A, Series B and Series C preferred stock financings in 1999 and 2000:

				Series D
	Series A	Series B	Series C	Preferred
	Preferred Stock	Preferred Stock	Preferred Stock	Stock
Investor	Purchased(1)	Purchased(1)	Purchased(1)	Purchased(1)

Atlas Venture Fund IV, LP and affiliates	219,536	153,378	59,859	—
Prospect Venture Partners, LP	199,046	54,796	32,131	—
Sprout Capital VIII, LP and affiliates	—	227,615	47,475	—
Index Ventures I, LP and affiliates	—	50,581	51,544	—
BAVP, LP	—	—	178,455	—
Stelios Papadopoulos(2)	—	2,529	25,164	—
Christopher Henney(3)	—	—	7,482	—
Stephen K. Burley	—	—	—	9,263

(1)	These share numbers reflect the 0.126453-for-1 reverse stock split effected in April 2005 even though these shares had been exchanged for shares of Series A-1, Series B-1 and Series C-1 preferred stock or converted to common stock and were no longer outstanding prior to the reverse stock split. As a result of the 1-for-2 reverse stock split effected in January 2006, each share of preferred stock outstanding upon the completion of our initial public offering was converted into one-half of a share of our common stock. The shares of preferred stock were not outstanding at the time of the 1-for-2 reverse stock split but, if outstanding, each share would have been convertible into one-half of a share of our common stock.

(2)	Includes 19,454 shares of our previous Series C preferred stock previously held of record by SGC Partners I LLC. SG Cowen & Co., LLC is the managing member of SG Capital Partners L.L.C. which is the general partner of SG Merchant Banking Fund L.P. which is the sole member of SGC Partners I LLC. Because of the relationship, SGC Partners I LLC may be deemed to be an affiliate of SG Cowen & Co., LLC. Dr. Papadopoulos disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(3)	Includes shares held by Dr. Henney’s two adult children who do not reside with him, over which Dr. Henney has no beneficial ownership or control.

In each of these preferred stock financings, we entered into or amended various stockholder agreements with the holders of our preferred stock relating to voting rights, information rights and registration rights, among other things. The rights, preferences and privileges of each series of preferred stock included a liquidation preference, dividend provisions and antidilution protective provisions, among other rights.

Secured Bridge Financing and Recapitalization

In July 2004, as part of a secured loan financing, we issued convertible promissory notes in an aggregate principal amount of approximately $13.4 million to certain investors in two tranches.

The notes were secured by substantially all of our assets, accrued interest at 10% per year and were automatically convertible into shares of our preferred stock in the event we completed a preferred stock financing of at least $30.0 million, in the event of our sale or in certain other circumstances. In connection with the secured loan financing, the lenders were then permitted to exchange their existing shares of Series A, Series B, Series C or Series D preferred stock for an equal number of shares of a newly designated Series A-1, Series B-1, Series C-1 and Series D-1 preferred stock, respectively. All remaining outstanding shares of Series A, Series B, Series C or Series D preferred stock, including those held by Dr. Burley, were converted into an equal number of shares of common stock. All convertible promissory notes were subsequently amended in connection with our Series B preferred stock financing in April 2005 to convert all principal and unpaid interest accrued under the notes into shares of Series A-2 preferred stock.

In connection with the 2004 secured loan financing, we issued warrants to the investors that were exercisable for a number of shares of common stock determined based on the conversion price at which the notes were to be converted. These warrants were terminated in April 2005 in connection with the recapitalization effected in connection with our Series B preferred stock financing.

The following table sets forth the names of our directors, executive officers or holders of more than 5% of our capital stock who participated in our secured loan financing, the principal amount of each loan, the accrued interest as of April 21, 2005, the number of shares of Series A-2 preferred stock issued upon conversion of the debt and the number of shares of Series A-1, Series B-1 and Series C-1 preferred stock issued upon the exchange of Series A, Series B and Series C preferred stock:

			Shares of Series
			A-2 Preferred
			Principal Issued	Shares Issued Upon Exchange(1)
	Principal	Accrued	Upon Debt	Series	Series	Series
Investor	Loan Amount	Interest	Conversion(1)	A-1(2)	B-1(3)	C-1(4)

Atlas Venture Fund IV, LP and affiliates	$3,031,743	$198,747	685,879	219,536	153,378	59,859
Prospect Venture Partners, LP	$1,500,000	$98,333	339,349	199,046	54,796	32,131
Sprout Capital VIII, LP and affiliates	$1,915,674	$125,583	433,388	—	227,615	47,475
Index Ventures I, LP and affiliates	$1,500,000	$98,333	339,478	—	101,162	60,999
BAVP, LP	$3,000,000	$196,666	678,698	—	—	178,455
Stelios Papadopoulos(5)	$307,378	$20,150	69,539	—	2,529	25,164
Christopher Henney(6)	$52,106	$3,415	11,788	—	—	7,482

(1)	As a result of the 1-for-2 reverse stock split effected in January 2006, each share of outstanding preferred stock was then convertible into one-half of a share of our common stock. These shares of preferred stock are no longer outstanding but, if outstanding, each share would have been convertible into one-half of a share of our common stock.

(2)	Shares of Series A-1 preferred stock issued upon exchange of shares of Series A preferred stock.

(3)	Shares of Series B-1 preferred stock issued upon exchange of shares of Series B preferred stock.

(4)	Shares of Series C-1 preferred stock issued upon exchange of shares of Series C preferred stock.

(5)	Includes $250,000 principal amount, $16,389 of accrued interest, 56,558 shares of Series A-2 preferred stock issued upon conversion of the outstanding note to SGC Partners I LLC and 19,454 shares of Series C-1 preferred stock previously held of record by SGC Partners I LLC. Dr. Papadopoulos is a Vice Chairman of SG Cowen & Co., LLC. SG Cowen & Co., LLC is the managing member of SG Capital Partners L.L.C. which is the general partner of SG Merchant Banking Fund L.P. which is the sole member of SGC Partners I LLC. Because of the relationship, SGC Partners I LLC may be deemed to be an affiliate of SG Cowen & Co., LLC. Dr. Papadopoulos disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(6)	Includes shares held by Dr. Henney’s two adult children who do not reside with him, over which Dr. Henney has no beneficial ownership or control.

Series B Financing and Recapitalization

In April 2005, we sold in a private placement 1,592,354 shares of Series B preferred stock at $4.71 per share for an aggregate purchase price of approximately $7.5 million in cash. As a result of the 1-for-2 reverse stock split effected in January 2006, these shares of Series B preferred stock were convertible into an aggregate of 796,166 shares of common stock at a conversion price of $9.42 per share prior to the completion of our initial public offering and converted into shares of our common stock upon the completion of our initial public offering.. The shares of Series B preferred stock were sold and issued under a Series B preferred stock purchase agreement dated April 21, 2005 which also provided for the investors’ irrevocable commitment to purchase approximately $7.5 million of additional shares of our Series B preferred stock in December 2005. In December 2005, an additional 1,583,627 shares of Series B preferred stock were issued pursuant to these irrevocable commitments under our April 2005 Series B preferred stock purchase agreement. As a result of the 1-for-2 reverse stock split effected in January 2006, these shares of Series B preferred stock were convertible into an aggregate of 791,803 shares of common stock at a conversion price of $9.42 per share prior to the completion of our initial public offering and converted into shares of our common stock upon the completion of our initial public offering. In connection with the initial closing of the private placement, purchasers of Series B preferred stock were allowed to exchange their aggregate shares of our Series A-1, Series A-2, Series B-1, Series C-1 and Series D-1 preferred stock into a newly designated Series A preferred stock pursuant to an exchange formula set forth in the purchase agreement. Non-participants’ outstanding shares of Series A-1, Series A-2, Series B-1, Series C-1 and Series D-1 preferred stock were converted into an equal number of shares of common stock.

In addition, we effected a 0.126453-for-1 reverse stock split of all outstanding capital stock prior to closing the private placement.

The table below sets forth the names of directors, executive officers or holders of more than 5% of our capital stock who participated in our Series B preferred stock financing and the number of shares they each purchased or received upon exchange.

			Shares of Common
			Stock Issuable Upon
			Conversion of
	Series A Preferred		Series A and
	Stock Received	Series B Preferred	Series B Preferred
Investor	in Exchange	Stock Purchased	Stock

Atlas Venture Fund IV, LP and affiliates	3,352,837	783,968	2,068,402
Prospect Venture Partners, LP	1,141,795	267,148	704,471
Sprout Capital VIII, LP and affiliates	2,118,568	495,368	1,306,967
Index Ventures I, LP and affiliates	1,361,164	318,474	839,818
BAVP, LP	3,317,734	775,760	2,046,747
Stelios Papadopoulos(1)	334,596	78,246	206,421
Christopher Henney(2)	52,884	12,374	32,628

(1)	Includes 276,362 shares of Series A preferred stock and 64,620 shares of Series B preferred stock, together convertible into an aggregate of 170,491 shares of our common stock upon completion of this offering, held of record by SGC Partners I L.L.C. Dr. Papadopoulos is a Vice Chairman of SG Cowen & Co., LLC. SG Cowen & Co., LLC is the managing member of SG Capital Partners L.L.C. which is the general partner of SG Merchant Banking Fund L.P. which is the sole member of SGC Partners I LLC. Because of the relationship, SGC Partners I LLC may be deemed to be an affiliate of SG Cowen & Co., LLC. Dr. Papadopoulos disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(2)	Includes 13,050 shares held by Dr. Henney’s two adult children who do not reside with him, over which Dr. Henney has no beneficial ownership or control.

Some of our directors are associated with our principal stockholders as indicated in the table below:

Director	Principal Stockholder

Dr. Jean-Francois Formela	Atlas Venture Fund IV, LP and affiliates
Louis C. Bock	BAVP, LP
Vijay Lathi	Sprout Capital VIII, LP and affiliates

In connection with our Series B preferred stock financing, we entered into or amended various stockholder agreements with the holders of our preferred stock relating to voting rights, information rights, and registration rights, among other things. These stockholder agreements terminated upon the completion of our initial public offering, except for the registration rights granted under our amended and restated investor rights agreement, as more fully described below.

Amended and Restated Investor Rights Agreement

Under our amended and restated investor rights agreement entered into in connection with our Series B preferred stock financing, some of our preferred stockholders have Form S-3 registration rights and “piggyback” registration rights. In March 2006, we and certain of our principal stockholders amended our amended and restated investor rights agreement to add Novartis Pharma AG as a party to the agreement. Novartis was provided the same demand registration rights, Form S-3 registration rights and “piggyback” registration rights as our other principal stockholders that are parties to that agreement.

Separation Agreement

In June 2005, we entered into a separation agreement with Neill Giese, our former Vice President of Drug Development. Pursuant to the terms of the separation agreement, Dr. Giese is entitled to severance in the form of his base salary for a period of 12 months following his separation date, which was June 14, 2005. In exchange for his severance benefits under the separation agreement, Dr. Giese has released all claims against us.

Indemnity Agreements

We entered into indemnity agreements with each of our directors and executive officers prior to the completion of this offering.

Convertible Promissory Note

In December 2004, we issued an amended and restated convertible promissory note in a private placement to Millennium Pharmaceuticals, Inc. (as successor in interest to mHOLDINGS Trust) in the aggregate principal amount of $6.0 million. Upon completion of our initial public offering, this note automatically converted in a private placement into an aggregate of 1,000,000 shares of our common stock. We also entered into a beamline services agreement with Millennium Pharmaceuticals, Inc. in October 2004 which provides for upfront access fees and annual operating costs.

Participation in Initial Public Offering

Entities affiliated with certain of our principal stockholders, including Atlas Venture Associates IV, Inc., BAVP, L.P., and Sprout Capital VIII, L.P., purchased an aggregate of 1,016,666 shares of our common stock in our initial public offering.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2005 and 2004, by Ernst & Young LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	2005	2004
	(In thousands)

Audit Fees	$859	$51
Audit-related Fees	—	—
Tax Fees	12	9
All Other Fees	—	—

Total Fees	$871	$60

All fees described above were approved by the Audit Committee.

During the fiscal year ended December 31, 2005, there were no hours expended on the Company’s financial audit by Ernst & Young LLP that were provided by persons other than Ernst & Young’s full-time permanent employees.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.
3	.2(1)	Form of Registrant’s Amended and Restated Bylaws.

4	.1(4)	Form of Common Stock Certificate of Registrant.

4	.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4	.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4	.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

Exhibit
Number		Description of Document

4	.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4	.6(1)	Amended and Restated Convertible Promissory Note dated December 16, 2004 between Registrant and Millennium Pharmaceuticals, Inc.

4	.7(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4	.8(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.9		First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

10	.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10	.2+(4)	2000 Equity Incentive Plan and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.3+(4)	2005 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.4+(4)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10	.5+(4)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.6+(1)	Amended and Restated Executive Employment Agreement dated January 1, 2005 between Registrant and Michael Grey.

10	.7+(1)	Executive Employment Agreement dated January 1, 2002 between Registrant and Stephen Burley, M.D., D.Phil. and related relocation loan agreement dated July 29, 2002.

10	.8+(1)	Separation Letter Agreement dated November 12, 2004 between Registrant and Tim Harris, Ph.D.

10	.9+(1)	Offer Letter Agreement dated June 3, 2005 between Registrant and James A. Rotherham.

10	.10+(1)	Separation Agreement dated June 14, 2005 between Registrant and Neill Giese.

10	.11+(1)	Chairmanship Letter Agreement dated January 16, 2004 between Registrant and Christopher Henney, Ph.D., DSc.

10	.12+(1)	Non-Employee Director Compensation Letter Agreement dated April 13, 2001 between Registrant and Stelios Papadopoulos, Ph.D., as amended.

10	.13(1)	Lease Agreement dated September 20, 1999 between Registrant and ARE-10505 Roselle Street, LLC, as amended.

10	.14(1)	Lease Agreement dated May 18, 2000 between Registrant and ARE-3770 Tansy Street, LLC.

10	.15(1)	Lease Agreement dated June 1, 2001 between Registrant and BRS Torrey I, LLC.

10	.16*(4)	Patent and Know How License dated July 23, 2004 between Registrant, Shire Biochem Inc., Tanaud Ireland Inc. and Tanaud International B.V., as amended, and related novation agreements.

10	.17*(3)	Collaboration and License Agreement dated April 14, 2003 between Registrant and Eli Lilly and Company.

10	.18*(3)	Amendment to Agreement dated July 1, 2003 between Registrant and Eli Lilly and Company.

10	.19*(1)	Amendment to Agreement dated January 30, 2004 between Registrant and Eli Lilly and Company.

10	.20*(3)	Amendment to Agreement dated November 11, 2004 between Registrant and Eli Lilly and Company.

10	.21*(1)	Amendment to Agreement dated March 31, 2005 between Registrant and Eli Lilly and Company.

10	.22*(3)	Collaboration Agreement dated August 20, 2004 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.

10	.23*(3)	Collaboration Agreement dated August 1, 2003 between Registrant and OSI Pharmaceuticals, Inc.

10	.24(1)	Amendment to Agreement dated January 11, 2004 between Registrant and OSI Pharmaceuticals, Inc.

10	.25*(3)	Amendment to Agreement dated February 1, 2005 between Registrant and OSI Pharmaceuticals, Inc.

10	.26*(3)	Collaboration Agreement dated March 18, 2004 between Registrant and Serono International SA.

10	.27*(3)	Collaboration Agreement dated December 1, 2003 between Registrant and UroGene, S.A. (which was acquired by Pierre Fabre Medicament in July 2005).

Exhibit
Number		Description of Document

10	.28*(1)	Amendment to Agreement dated December 16, 2004 between Registrant and UroGene, S.A. (predecessor-in-interest to Pierre Fabre Medicament) and related assignment agreements.

10	.29*(4)	Drug Discovery Agreement dated July 1, 2005 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10	.30(1)	Memorandum of Understanding dated July 26, 2000 between the Advanced Photon Source and the Structural GenomiX Collaborative Access Team and related Collaborative Access Team User Agreement dated May 15, 2001 between Registrant, The University of Chicago and United States Department of Energy.

10	.31(1)	Master Loan and Security Agreement No. 2081008 dated August 28, 2002 between Registrant and Oxford Finance Corporation, as amended.

10	.32(2)	First Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-3770 Tansy Street, LLC.

10	.33(2)	Third Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-10505 Roselle Street, LLC.

10	.34(2)	Loan and Security Agreement dated September 16, 2005 among Registrant, Oxford Finance Corporation and Silicon Valley Bank.

10	.35*(3)	Amendment to Agreement effective as of October 1, 2005 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.

10	.36*(3)	Amendment to Agreement dated October 28, 2005 between Registrant and Serono International SA.

10	.37+(4)	Offer Letter Agreement dated November 16, 2005 between Registrant and William Todd Myers.

10	.38+(4)	Offer Letter Agreement dated December 13, 2005 between Registrant and Siegfried Reich, Ph.D.

10	.39+(4)	Separation Agreement dated November 18, 2005 between Registrant and James Rotherham.

10	.40**(5)	Termination Agreement effective February 15, 2006 between Registrant and Pierre Fabre Medicament S.A.

10	.41+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executive Officers under the Registrant’s 2005 Equity Incentive Plan.

10.42		Stock Purchase Agreement dated March 27, 2006, between Registrant and Novartis Pharma AG.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page of this report.

31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32		Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K on March 13, 2006 and incorporated herein by reference.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGX PHARMACEUTICALS, INC.

By:	/s/ Michael Grey
Michael Grey
President and Chief Executive Officer

Dated: March 31, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Myers. and Michael Grey, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Grey Michael Grey	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 31, 2006

/s/ Todd Myers Todd Myers, C.P.A.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Christopher S. Henney Christopher S. Henney, Ph.D., D.Sc.	Chairman of the Board of Directors	March 31, 2006

/s/ Louis C. Bock Louis C. Bock	Member of the Board of Directors	March 31, 2006

/s/ Karin Eastham Karin Eastham, C.P.A.	Member of the Board of Directors	March 31, 2006

Signature	Title	Date

/s/ Jean-Francois Formela Jean-Francois Formela, M.D.	Member of the Board of Directors	March 31, 2006

/s/ Vijay K. Lathi Vijay K. Lathi	Member of the Board of Directors	March 31, 2006

/s/ Stelios Papadopoulos Stelios Papadopoulos, Ph.D.	Member of the Board of Directors	March 31, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3	.2(1)	Form of Registrant’s Amended and Restated Bylaws.

4	.1(4)	Form of Common Stock Certificate of Registrant.

4	.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4	.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4	.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4	.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4	.6(1)	Amended and Restated Convertible Promissory Note dated December 16, 2004 between Registrant and Millennium Pharmaceuticals, Inc.

4	.7(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4	.8(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.9		First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

10	.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.

10	.2+(4)	2000 Equity Incentive Plan and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.3+(4)	2005 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.4+(4)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10	.5+(4)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10	.6+(1)	Amended and Restated Executive Employment Agreement dated January 1, 2005 between Registrant and Michael Grey.

10	.7+(1)	Executive Employment Agreement dated January 1, 2002 between Registrant and Stephen Burley, M.D., D.Phil. and related relocation loan agreement dated July 29, 2002.

10	.8+(1)	Separation Letter Agreement dated November 12, 2004 between Registrant and Tim Harris, Ph.D.

10	.9+(1)	Offer Letter Agreement dated June 3, 2005 between Registrant and James A. Rotherham.

10	.10+(1)	Separation Agreement dated June 14, 2005 between Registrant and Neill Giese.

10	.11+(1)	Chairmanship Letter Agreement dated January 16, 2004 between Registrant and Christopher Henney, Ph.D., DSc.

10	.12+(1)	Non-Employee Director Compensation Letter Agreement dated April 13, 2001 between Registrant and Stelios Papadopoulos, Ph.D., as amended.

10	.13(1)	Lease Agreement dated September 20, 1999 between Registrant and ARE-10505 Roselle Street, LLC, as amended.

10	.14(1)	Lease Agreement dated May 18, 2000 between Registrant and ARE-3770 Tansy Street, LLC.

10	.15(1)	Lease Agreement dated June 1, 2001 between Registrant and BRS Torrey I, LLC.

10	.16*(4)	Patent and Know How License dated July 23, 2004 between Registrant, Shire Biochem Inc., Tanaud Ireland Inc. and Tanaud International B.V., as amended, and related novation agreements.

10	.17*(3)	Collaboration and License Agreement dated April 14, 2003 between Registrant and Eli Lilly and Company.

10	.18*(3)	Amendment to Agreement dated July 1, 2003 between Registrant and Eli Lilly and Company.

10	.19*(1)	Amendment to Agreement dated January 30, 2004 between Registrant and Eli Lilly and Company.

10	.20*(3)	Amendment to Agreement dated November 11, 2004 between Registrant and Eli Lilly and Company.

Exhibit
Number		Description of Document

10	.21*(1)	Amendment to Agreement dated March 31, 2005 between Registrant and Eli Lilly and Company.

10	.22*(3)	Collaboration Agreement dated August 20, 2004 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.

10	.23*(3)	Collaboration Agreement dated August 1, 2003 between Registrant and OSI Pharmaceuticals, Inc.

10	.24(1)	Amendment to Agreement dated January 11, 2004 between Registrant and OSI Pharmaceuticals, Inc.

10	.25*(3)	Amendment to Agreement dated February 1, 2005 between Registrant and OSI Pharmaceuticals, Inc.

10	.26*(3)	Collaboration Agreement dated March 18, 2004 between Registrant and Serono International SA.

10	.27*(3)	Collaboration Agreement dated December 1, 2003 between Registrant and UroGene, S.A. (which was acquired by Pierre Fabre Medicament in July 2005).

10	.28*(1)	Amendment to Agreement dated December 16, 2004 between Registrant and UroGene, S.A. (predecessor-in-interest to Pierre Fabre Medicament) and related assignment agreements.

10	.29*(4)	Drug Discovery Agreement dated July 1, 2005 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10	.30(1)	Memorandum of Understanding dated July 26, 2000 between the Advanced Photon Source and the Structural GenomiX Collaborative Access Team and related Collaborative Access Team User Agreement dated May 15, 2001 between Registrant, The University of Chicago and United States Department of Energy.

10	.31(1)	Master Loan and Security Agreement No. 2081008 dated August 28, 2002 between Registrant and Oxford Finance Corporation, as amended.

10	.32(2)	First Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-3770 Tansy Street, LLC.

10	.33(2)	Third Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-10505 Roselle Street, LLC.

10	.34(2)	Loan and Security Agreement dated September 16, 2005 among Registrant, Oxford Finance Corporation and Silicon Valley Bank.

10	.35*(3)	Amendment to Agreement effective as of October 1, 2005 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.

10	.36*(3)	Amendment to Agreement dated October 28, 2005 between Registrant and Serono International SA.

10	.37+(4)	Offer Letter Agreement dated November 16, 2005 between Registrant and William Todd Myers.

10	.38+(4)	Offer Letter Agreement dated December 13, 2005 between Registrant and Siegfried Reich, Ph.D.

10	.39+(4)	Separation Agreement dated November 18, 2005 between Registrant and James Rotherham.

10	.40**(5)	Termination Agreement effective February 15, 2006 between Registrant and Pierre Fabre Medicament S.A.

10	.41+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executive Officers under the Registrant’s 2005 Equity Incentive Plan.

10.42		Stock Purchase Agreement dated March 27, 2006, between Registrant and Novartis Pharma AG.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page of this report.

31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32		Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K on March 13, 2006 and incorporated herein by reference.