Form 10-Q
period 2006-03-31
SGX PHARMACEUTICALS, INC.
filed 2006-05-15
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51745
SGX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1523147 (I.R.S. Employer Identification No.)
10505 Roselle Street
San Diego, CA 92121
(Address of principal executive office)
(858) 558-4850
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐       No ☑
     The number of shares of the registrant’s Common Stock, no par value, outstanding as of May 5, 2006 was 15,035,822 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

Part I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$35,800	$17,718
Accounts receivable	20,036	863
Prepaid expenses and other current assets	2,279	1,380

Total current assets	58,115	19,961
Property and equipment, net	6,500	7,168
Goodwill and intangible assets, net	3,486	3,439
Other assets	925	2,683

Total assets	$69,026	$33,251

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,374	$2,935
Accrued liabilities	6,470	4,329
Other current liabilities	107	128
Current portion of line of credit	9,047	9,733
Deferred rent	44	—
Deferred revenue	6,538	2,218

Total current liabilities	23,580	19,343
Deferred rent	118	169
Deferred revenue, long-term	17,336	2,579
Note payable, net of current portion	—	6,000
Commitments and contingencies
Redeemable convertible preferred stock, par value $.001; Authorized shares — 0 and 19,000,000 at March 31, 2006 and December 31, 2005, respectively; issued and outstanding shares — 0 and 16,692,654 at March 31, 2006 and December 31, 2005, respectively; aggregate liquidation preference and redemption amount — $0 and $48,190 at March 31, 2006 and December 31, 2005, respectively	—	46,837

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized shares — 5,000,000 and 0 at March 31, 2006 and December 31, 2005, respectively; and no shares issued and outstanding	—	—
Common stock, par value $.001; Authorized shares — 75,000,000 and 50,000,000 at March 31, 2006 and December 31, 2005, respectively; issued and outstanding shares — 15,013,706 and 854,160 at March 31, 2006 and December 31, 2005, respectively	15	1
Notes receivable from stockholders	(32)	(59)
Additional paid-in capital	174,105	99,110
Deferred compensation	—	(5,101)
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(146,092)	(135,628)

Total stockholders’ equity (deficit)	27,992	(41,677)

Total liabilities and stockholders’ equity (deficit)	$69,026	$33,251

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Grants	$1,372	$699
Collaborations and commercial agreements	3,357	3,311

Total revenue	4,729	4,010
Expenses:
Research and development	12,051	7,443
General and administrative	3,068	1,194

Total operating expenses	15,119	8,637

Loss from operations	(10,390)	(4,627)
Interest income (expense), net	(25)	(56)
Interest expense associated with bridge notes	—	(1,123)

Net loss	(10,415)	(5,806)
Accretion to redemption value of redeemable convertible preferred stock	(49)	(82)

Net loss attributable to common stockholders	$(10,464)	$(5,888)

Basic and diluted net loss per share attributable to common stockholders:	$(1.06)	$(11.77)

Shares used to compute basic and diluted net loss per share attributable to common stockholders:	9,886	500

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(10,415)	$(5,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	1,185
Stock-based compensation	1,569	2
Amortization of discount on warrants	42	16
Amortization of discount on warrants associated with bridge notes	—	725
Deferred rent	(7)	(24)
Accrual of interest on notes receivable from stockholders	—	16
Accrual of interest on bridge notes payable	—	345
Changes in operating assets and liabilities:
Accounts receivable	827	—
Prepaid expenses and other current assets	(976)	(200)
Accounts payable and accrued liabilities	559	(216)
Deferred revenue	(923)	(808)
Other assets	1,734	78

Net cash used in operating activities	(6,816)	(4,687)
Investing activities:
Purchases of property and equipment, net	(67)	(90)

Net cash used in investing activities	(67)	(90)
Financing activities:
Principal payments on lines of credit and notes payable	(717)	(951)
Proceeds from repayment of notes receivable from stockholders	27	52
Issuance of common stock for cash, net of repurchases	25,655	1
Issuance of preferred stock, net	—	(20)

Net cash provided by (used in) financing activities	24,965	(918)

Net increase (decrease) in cash and cash equivalents	18,082	(5,695)
Cash and cash equivalents at beginning of period	17,718	11,512

Cash and cash equivalents at end of period	$35,800	$5,817

Supplemental schedule of cash flow information:
Cash paid for interest	$254	$91

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$46,886	$—

Conversion of note payable to common stock	$6,000	$—

FAS123R reclass of deferred compensation to additional paid in capital	$5,101	$—

Noncash increase in accounts receivable and deferred revenue	$20,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business
      SGX Pharmaceuticals, Inc. (“SGX” or the “Company”, formerly known as Structural GenomiX, Inc.), was incorporated in Delaware on July 16, 1998. SGX is a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics.
      SGX is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, regulatory developments involving future products, product liability, litigation, its ability to comply with FDA and other government regulations and its ability to obtain additional funding to support its operations.
Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of less than three months when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximate market value.
Revenue Recognition
     The Company’s collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of collaboration agreements, payments associated with achieving development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
      Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue when services are performed over the applicable term of the agreement.
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
     In connection with certain research collaborations and commercial agreements, revenues are recognized from non-refundable upfront fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the expected term of the agreement during which substantial services are being provided. Research services provided under some of the Company’s agreements are on a fixed fee basis. Revenues associated with long-term fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed.
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
Comprehensive Loss
     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of March 31, 2006 consists entirely of unrealized losses on available-for-sale securities. There was no accumulated other comprehensive loss as of March 31, 2005. The comprehensive loss was $10.5 million and $5.9 million for the three months ended March 31, 2006 and 2005, respectively.
Net Loss Per Share
     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and upon the exercise of warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share is the same.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee and non-employee director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the U. S. Securities and Exchange Commission (SEC) adopted a new rule amending the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R became effective for the Company at the beginning of the quarter ended March 31, 2006.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the January 1, 2006 effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.
Stock-Based Compensation under SFAS 123R
     Upon adoption of SFAS No. 123R, the Company has continued to use the Black-Scholes valuation model which was previously used for the Company’s pro forma information required under SFAS No. 123.
     The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $4.71 per share using the Black-Scholes model with the following assumptions (annualized percentages)(Note: there were no option grants during the three month period ended March 31, 2005):

Three months ended
March 31, 2006
Expected volatility	65%
Risk-free interest rate	4.60%
Dividend yield	0.0%
Expected term	6.25 years
     Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 12 companies. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate is based on the average of the 5 year and 7 year U.S. Treasury yield curve at the beginning of each month for that month’s options granted, given the 6.25 year expected term.
     As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 10% in the first quarter of 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to stock-based compensation is recognized on a straight-line basis for those awards issued on January 1, 2006 or later. Compensation expense for awards issued prior to January 1, 2006 is continuing to be recognized on an accelerated method until vesting is complete. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative expense based upon the department to which the associated employee or non-employee reports.
     Total stock-based compensation expense, related to all of the Company’s stock-based awards granted, recognized for the three months ended March 31, 2006 was comprised as follows (in thousands, except per share data):

Three months ended
March 31, 2006
Research and development	$893
General and administrative	676

Stock-based compensation expense	$1,569

Stock-based compensation expense, per common share, basic and diluted:	$0.16

     The adoption of FAS 123R did not impact the cash flow from operations and financing activities during the three months ended March 31, 2006.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25, and provided the required pro forma disclosures of SFAS 123. Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option was recorded as deferred compensation. Deferred compensation was amortized to compensation expense on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.
     Options or stock awards issued to non-employees who are not directors of the Company are recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
     As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

Three months ended
March 31, 2005
Net loss attributable to common stockholders, as reported	$(5,888)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(13)

SFAS 123 pro forma net loss	$(5,901)
As reported	(11.77)
SFAS 123 pro forma net loss per share	$(11.80)
3. Reverse Stock Split
     On January 3, 2006, the Company’s board of directors and stockholders authorized a 1-for-2 reverse stock split of the common stock that was effected on January 3, 2006. As a result, each share of the Company’s outstanding preferred stock became convertible into one-half of a share of the Company’s common stock. All common share information has been retroactively restated to reflect the 1-for-2 reverse stock split.

4. Initial Public Offering
     On February 6, 2006, 4,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $6.00 per share, resulting in aggregate proceeds of approximately $19.7 million, net of underwriting discounts and commissions and offering expenses. In addition, during March 2006, the Company closed the sale of an additional 152,904 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $0.9 million, net of underwriting discounts and commissions and offering expenses. Upon the completion of the Company’s initial public offering in February 2006, all of the Company’s previously outstanding preferred shares converted into an aggregate of 8,346,316 shares of the Company’s common stock and a convertible note of $6.0 million converted into 1,000,000 shares of the Company’s common stock.
5. Stockholders’ Equity
Common Stock
     The majority of the outstanding shares of common stock have been issued to the founders, directors, employees and consultants of the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of employment or engagement. Shares under these agreements vest over periods of up to four years. At March 31, 2006, 10,070 shares were subject to repurchase by the Company.
     In January 2006, the Company’s board of directors authorized a 1-for-2 reverse stock split for all common shares. As a result of the 1-for-2 reverse stock split, each share of our preferred stock was convertible into one-half of a share of our common stock. The 1-for-2 reverse stock split of our common stock adjusted the conversion ratio of the preferred stock but did not adjust the number of outstanding shares of preferred stock. All share and per share amounts have been retroactively adjusted to give effect to this reverse stock split.
Stock Options
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
     The following table summarizes activity related to stock options to purchase shares of the Company’s common stock:

			Weighted-Average
		Weighted-Average	remaining life	Aggregate
	Shares	Exercise Price	in years	Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	1,146,686	$2.13
Granted	501,875	$7.35
Exercised	(22,560)	$1.13
Cancelled	(40,706)	$2.26

Outstanding at March 31, 2006	1,585,295	$3.80	9.12	$9,727

Options exercisable at March 31, 2006	408,678	$3.75	8.36	$2,743

     Selected information regarding stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
Range of	Number	Average	Weighted	Number	Average
Exercise	of	Remaining	Average	of	Exercise
Price	Shares	Life in Years	Exercise Price	Shares	Price
$1.00	956,036	9.14	$1.00	287,768	$1.00
$1.58-$7.66	505,879	9.72	$7.06	38,446	$3.57
$7.69	29,250	9.98	$7.69	0	$0
$13.44	94,130	6.20	$13.44	82,464	$13.44
$1.00-$13.44	1,585,295	9.12	$3.80	408,678	$3.75
     The per share weighted-average grant date fair value of options granted (as determined through the use of the Black-Scholes pricing model) during the three months ended March 31, 2006 was $4.71. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.0 million, which is expected to be recognized over a weighted average period of 1.89 years.
     At March 31, 2006, 838,313 shares remained available for future issuance or grant under the Equity Incentive Plans.
2005 Equity Incentive Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 equity incentive plan (the “2005 plan”). The 2005 plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock are authorized for issuance under the 2005 plan, plus the number of shares remaining available for future issuance under the 2000 plan that are not covered by outstanding options as of the termination of the 2000 plan on the effective date of the initial public offering. In addition, this amount will be automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. Options granted under the 2005 plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of the grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount will be increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year.
Restricted Stock Grants
     In May 2005, the Company granted a restricted stock award under the Company’s 2000 equity incentive plan of 70,000 shares of the Company’s common stock. Twenty-five percent of the shares subject to the award were immediately vested as of the date of grant and the remaining shares subject to the award vest in equal monthly installments over a two year period.
     In March 2006, the Company granted restricted stock unit awards in the amount of 75,000 each to two members of the Company’s executive management team under the Company’s 2005 equity incentive plan. Twenty-five percent of the shares subject to the restricted stock awards will vest on the one-year anniversary of their respective hire dates, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.
     At March 31, 2006 and December 31, 2005, respectively, there were 180,625 shares and 37,188 shares, respectively, of unvested restricted common stock outstanding under these agreements.
     Changes in the Company’s restricted stock for the quarter ended March 31, 2006 were as follows (in thousands except per share amounts):

		Weighted-average
	Restricted	grant date
	Shares	fair value
Nonvested restricted stock at January 1, 2006	37	$10.37
Granted	150	7.66
Vested	(6)	10.37

Nonvested restricted stock at March 31, 2006	181	8.12

     For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $0.1 million related to outstanding restricted stock grants.
     As of March 31, 2006, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.63 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $68,000.
Common Stock Options to Consultants
     As of March 31, 2006, the Company had granted options to purchase 101,428 shares of common stock to consultants. Of the total shares granted, 6,130 were exercised, and 66,152 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $155,000 and $2,000 during the quarters ended March 31, 2006 and 2005, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
2005 Employee Stock Purchase Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 employee stock purchase plan (the “purchase plan”). The purchase plan became effective upon the effectiveness of the Company’s initial public offering. The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless our board of directors terminates it earlier. An aggregate of 375,000 shares of our common stock are reserved for issuance under the purchase plan. This amount will be increased annually on the first day of our fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of our common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of our common stock.
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
6. License and Collaboration Agreement
     On March 27, 2006, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Novartis Institutes for Biomedical Research Inc., (“Novartis”), for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Agreement, the parties will collaborate to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada.
     Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, will receive research funding over the first two years of the collaboration of $9.1 million and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company has recorded $20.0 million of deferred revenue and a related amount in accounts receivable in the accompanying balance sheet as of March 31, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the three month period ended March 31, 2006 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.
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
     We are also building an internal oncology product pipeline and generating lead compounds, which are small molecules with drug-like characteristics that have the potential to be appropriate for treatment of disease, for ourselves and partners through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST. We have successfully applied FAST to generate novel, potent and selective small molecule compounds in a matter of months for many proteins, or drug targets that have been implicated in cancers and other diseases. We will be developing our first product candidate discovered using FAST, an inhibitor of an enzyme known as BCR-ABL, in collaboration with Novartis Institutes for Biomedical Research, Inc. (“Novartis”) under a license and collaboration agreement we entered into in March 2006. We anticipate identifying a development candidate under this collaboration in the second quarter of 2006 and filing an Investigational New Drug, or IND, application in the first half of 2007. In this program, we designed and are developing this product candidate as a treatment for Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow, which is resistant to treatment with the current standard of care, Gleevec® (imatinib mesylate) marketed by Novartis Pharmaceuticals Corporation. The goal of the collaboration is to develop a once daily oral therapy for the treatment of both first-line and Gleevec-resistant CML.

     An additional internal program is at the lead optimization stage and is focused on the target MET, a protein that controls cell growth and division and is implicated in a range of solid tumors. Lead optimization is the stage at which lead compounds are further modified to improve their potency, specificity, in vivo efficacy and safety. Based on our experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that FAST is capable of producing at least one new IND candidate per year, starting in 2007 with our BCR-ABL program. Based on FAST and related technologies, we have generated aggregate revenues from collaborations, commercial agreements and grants of approximately $53.7 million during the first quarter of 2006 and during the years ended 2005 and 2004.
CRITICAL ACCOUNTING POLICIES
     Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue, accrued expenses and certain equity instruments. Prior to our initial public offering, we also evaluated our estimates and judgments regarding the fair valuation assigned to our common stock. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
     Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of collaboration agreements, payments associated with achieving development milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
     In connection with certain research collaborations and commercial agreements, revenues are recognized from non-refundable upfront fees, which we do not believe are specifically tied to a separate earnings process, ratably over the expected term of the agreement during which substantial services are being provided. Research services provided under some of our agreements are on a fixed fee basis. Revenues associated with long-term fixed fee contracts are recognized based on the performance requirements of the agreements and as services are performed.

     Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.
     None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.
Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.
Stock-based Compensation Expense
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123R became effective for us at the beginning of the first quarter of fiscal 2006.
     We grant options to purchase our common stock to our employees and directors under our stock option plan. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding January 1, 2006 and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $1.4 million (excluding stock-based compensation expense for share based awards to non-employees). At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.0 million, which is expected to be recognized over a weighted average period of 1.89 years. Total stock options granted during the three months ended March 31, 2006 and March 31, 2005 represented 3.34% and 0% of outstanding shares as of the end of each fiscal quarter, respectively.
     Both prior and subsequent to the adoption of SFAS 123R, we estimated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.
     For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 65%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 12 companies, consistent with the guidance in SFAS 123R and SAB 107. If our stock price volatility assumption were increased to 70%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 would increase by $0.22 per share, or 4.7%, from $4.71 to $4.93.

     The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.60% for the three months ended March 31, 2006) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 by $0.12 per share, or 2.5%.
     We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
     Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended March 31, 2006 and 2005 were $4.7 million and $4.0 million, respectively. The increase of $0.7 million, or 18%, was primarily due to increased research grant efforts performed both internally and through our subcontractors.
     Research and Development Expense.
     Research and development expenses for the three months ended March 31, 2006 and 2005 were $12.1 million and $7.4 million, respectively. The increase of $4.6 million, or 62%, was primarily attributable to $3.0 million of additional resources devoted to the clinical development of Troxatyl and $0.5 million related to increased laboratory supply usage. In addition, we recorded $0.9 million more in non-cash stock-based compensation expense during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, $0.7 million of which is attributable to the adoption of FAS123R on January 1, 2006. We expect our research and development costs to increase in the future as we continue with the clinical development of Troxatyl for the treatment of AML and other indications, as well as advance other preclinical product candidates into clinical development.
     General and Administrative Expense.
     General and administrative expenses for the three months ended March 31, 2006 and 2005 were $3.1 million and $1.2 million, respectively. The increase of $1.9 million, or 157%, was primarily attributable to $0.4 million related to the costs of operating as a public company (including accounting, legal and printing fees) and an additional $0.7 million for costs associated with the successful achievement of certain milestones. In addition, we recorded $0.7 million more in non-cash stock-based compensation expense during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, all of which is attributable to employee-based stock compensation. We expect our general and administrative expense to increase in the future due to our responsibilities as a publicly-held company and the related requirements of the Sarbanes-Oxley Act.
     Interest Income (Expense), net
     Net interest expense for the three months ended March 31, 2006 and 2005 was $25,000 and $56,000, respectively. The decrease in the net interest expense is attributable to increased interest income resulting from higher cash balances. This increase in interest income was partially offset by increased interest expense resulting from additional borrowings from our line of credit and equipment financing facilities in the second half of 2005.

     Interest Expense Associated with Bridge Notes.
     We recorded no interest expense during the three months ended March 31, 2006 and $1.1 million during the three months ended March 31, 2005, related to the bridge notes issued in July and September 2004. In April 2005, the principal and accrued interest under the bridge notes was converted into shares of our preferred stock. As a result, we incurred no interest expense associated with bridge notes in the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Sources of Liquidity
     In February 2006, we completed an initial public offering of our common stock and raised net proceeds of approximately $20.6 million, after deducting the underwriting discount and offering expenses, and including the underwriter’s over-allotment option which was exercised in March 2006.
     We recorded revenues from collaborations, commercial agreements and grants totaling $4.7 million for the three months ended March 31, 2006 and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. We anticipate existing collaborations, commercial agreements and grants will provide a total of approximately $43.0 million in cash throughout 2006. These proceeds are subject to us performing certain services under the existing agreements. If we were to fail to perform these services, we would not receive all of the proceeds under these agreements.
     We made debt repayments of $0.7 million for the three months ended March 31, 2006. As of March 31, 2006, an aggregate of $1.1 million was outstanding under our line of credit excluding the line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in September 2005, which is discussed below. The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2006, we were in compliance with these covenants.
     In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. One-half of the proceeds were available to us immediately under the line of credit and equipment financing agreement, $4.0 million of general purpose working capital became available in December 2005 and the remaining $1.0 million of equipment and leasehold improvement financing became available on April 1, 2006. In September 2005, we borrowed $4.0 million for general purpose working capital under this facility, which is recorded in current liabilities as of March 31, 2006, and issued the lenders warrants to purchase an aggregate of 40,763 shares of our Series B preferred stock, which became exercisable for 20,381 shares of our common stock, at an exercise price of $9.42 per share, upon the completion of our initial public offering. In December 2005, we borrowed approximately $4.9 million of additional funds under this line of credit and equipment financing agreement, and issued the lenders warrants to purchase an additional 49,607 shares of our Series B preferred stock, which became exercisable for 24,803 shares of our common stock, at an exercise price of $9.42 per share, upon the completion of our initial public offering. Additional warrants may be issued under this facility based upon future draw amounts under the facility.
     In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis agreed to pay us a non-refundable, non-creditable license fee of $20.0 million, which was received in May 2006. In addition, Novartis Pharma AG purchased $5.0 million of our common stock in March 2006.

     Cash Flows
     Our cash flows for 2006 and beyond will depend on a variety of factors, some of which are discussed below.
     As of March 31, 2006, cash and cash equivalents totaled approximately $35.8 million as compared to $17.7 million at December 31, 2005, an increase of approximately $18.1 million. The increase resulted primarily from $4.7 million of revenue under grants, collaborations and commercial agreements and $25.7 million from the issuance of common stock offset by $12.8 million of expenses and equipment purchases (excluding non-cash items totaling approximately $2.4 million) and $0.7 million in repayments on lines of credit and notes payable. We had $6.8 million of net cash used in operations and approximately $67,000 of purchases of property and equipment. The net cash used in operating activities was comprised of the net loss for the quarter ended March 31, 2006 of $10.4 million, partially offset by non-cash charges for stock-based compensation of $1.6 million and depreciation and amortization of $0.8 million. In connection with the Novartis license and collaboration agreement, we received an additional $20.0 million in cash in May 2006.
     We expect our cash outflows to increase as we advance Troxatyl and new product candidates through clinical development. If we successfully develop and obtain regulatory approval of Troxatyl for the treatment of AML, we will be required to pay up to $17.0 million to Shire as milestone payments, $11.0 million of which is payable upon the satisfaction of specified milestone events leading up to and including the filing of an NDA which we expect to complete in early 2007. The precise timing of such milestone payments is uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development of Troxatyl and of other product candidates for commercialization. We also expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area. Although we are currently focused primarily on Troxatyl for the treatment of AML, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and each additional indication for Troxatyl.
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
      Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, our collaborations, commercial agreement, grant revenues, and debt financing. In addition, we may finance future cash needs through the sale of other equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In particular, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. In addition, we cannot be sure that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
     Off-Balance Sheet Arrangements
     As of March 31, 2006 and December 31, 2005, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in the Notes to Financial Statements and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of March 31, 2006, we held no short-term investments and our cash equivalents were held in checking accounts, money market accounts and high-grade corporate securities. We do not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions.
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

Item 4. CONTROLS AND PROCEDURES
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
      In addition, we have reviewed our internal control over financial reporting and have made no changes during the quarter ended March 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1A. RISK FACTORS.
      The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
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
     The clinical trial protocol and design for our pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML may prove to be insufficient for product approval. We discussed our clinical development plan and the details of the Phase II/III clinical trial protocol with the FDA in connection with an End-of-Phase II Meeting following the conclusion of our Phase I/II clinical trial. We posed specific questions regarding the proposed design, conduct and data analysis approach for our Phase II/III clinical trial to the FDA and received answers to each question and additional comments on other aspects of the protocol design. For example, the FDA suggested that we consider a randomized trial design rather than a single-arm trial design. However, we have decided to conduct the single-arm, open-label clinical trial as originally proposed and discussed with the FDA. We believe that a more traditional prospective, randomized, double-blind, controlled clinical trial is not viable because there currently is no standard of care for the third-line treatment of AML. We intend to compare the data from our single-arm clinical trial design to a selected group of 422 patients described in the M. D. Anderson Cancer Center’s published analysis of its experience with third-line treatment of 594 adult AML patients utilizing a variety of cancer drugs. The FDA has indicated that the results of our Phase II/III clinical trial and the published results from M. D. Anderson cannot be directly compared due to differences in the populations enrolled, but that the adequacy of the M. D. Anderson data and other literature to serve as a historical control will be considered during review of the New Drug Application, or NDA, for Troxatyl, if one is submitted. In addition, even if we achieve our desired endpoints for the trial, the results may not be sufficient to demonstrate compelling efficacy to the level required by the FDA for product approval.

     The FDA also suggested that we submit a Special Protocol Assessment, or SPA, which drug development companies sometimes use to obtain an agreement with the FDA concerning the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. However, we have not submitted and do not plan to submit an SPA for our ongoing Phase II/III clinical trial in part because a complete draft of our Phase II/III clinical protocol was submitted to and discussed with the FDA as part of the End-of-Phase II Meeting. However, without the FDA’s concurrence on an SPA, we cannot be certain that the design, conduct and data analysis approach for our ongoing Phase II/III clinical trial will be sufficient to allow us to submit or receive approval of an NDA for Troxatyl. We are currently in the process of enrolling patients in our Troxatyl Phase II/III clinical trial with targeted enrollment of approximately 211 third-line AML patients, including 140 patients considered to be high-risk. If the FDA requires, or we otherwise determine, to amend our protocol, change our clinical trial design, increase enrollment targets or conduct additional clinical trials, our ability to obtain regulatory approval on the timeline we have projected would be jeopardized and we could be required to make significant additional expenditures related to clinical development. Any failure to obtain approval for Troxatyl would have a material and adverse impact on our business.
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
      If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. Fast track designation may lead to a shorter FDA review period, which can be as short as six months and which may lead to accelerated approval, and the ability to submit portions of an NDA as they become available for required FDA review. Although the FDA has granted us fast track designation for Troxatyl for the third-line treatment of AML, this designation may not actually lead to a faster development or regulatory review or approval process. Any fast track designation we may obtain may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data from our clinical development program or if a competitor’s product is approved for the indication we are seeking. Any fast track designation we may obtain will not guarantee that we will qualify for or be able to take advantage of the priority review procedures following the submission of an NDA. Additionally, if fast track designation were to be withdrawn for any product for which we obtain such designation, our ability to receive FDA approval could be delayed considerably.
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
     The targeted enrollment for our pivotal Phase II/III Troxatyl clinical trial is 211 patients, including 140 high risk patients, and we expect to conduct this clinical trial in approximately 60 trial centers in the United States, Canada and Europe. We intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct this clinical trial and clinical trials for BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidate that we advance into clinical trials. We may not be able to control the amount and timing of resources that third parties devote to our Phase II/III Troxatyl clinical trial. In the event that we are unable to maintain our relationship with any of our selected clinical trial sites, or elect to terminate the participation of any of these clinical trial sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. Moreover, for Troxatyl, we rely on third parties to transport bone marrow samples to the control laboratory and conduct sample evaluation. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained by the control laboratory is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidates we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
     The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of Troxatyl or any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA. The process of obtaining NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. In addition, we expect to conduct a portion of the pivotal Phase II/III clinical trial for Troxatyl in Italy, France and Germany. As a result, we are subject to regulation by the European Medicines Agency, as well as the regulatory agencies in Italy, France and Germany, and have established a legal representative in the European Union, or E.U., to assist us in our interactions with these regulatory bodies. The FDA or any of the applicable European regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:
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
     In late July 2004, we licensed exclusive worldwide rights to our product candidate, Troxatyl, from Shire. If there is any dispute between us and Shire regarding our rights or obligations under the license agreement, our ability to develop and commercialize Troxatyl may be adversely affected. In addition, our exclusive license to Troxatyl is subject to the terms and conditions of a license from Yale University and the University of Georgia Research Foundation, Inc. to Shire. If Shire breaches the terms or conditions of any of these underlying licenses to Shire or otherwise is engaged in a dispute with any of these third party licensors, such breaches by Shire or disputes with Shire could result in a loss of, or other material adverse impact on, our rights under our exclusive license agreement with Shire. Any loss of our rights from Shire or through Shire from these third parties could delay or completely terminate our product development efforts for Troxatyl.

Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.
     The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. We have transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our goal is to internally develop oncology product candidates and to leverage our approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST, and related technologies, to form lead generation collaborations. Our most advanced program based on our internal efforts using FAST is our BCR-ABL program, which is at the preclinical development stage and is currently the subject of a license and collaboration agreement with Novartis. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, any compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. There is no guarantee that we will be able to successfully develop any product candidate we advance into clinical trials for commercial sale, attract the personnel and expertise required to be engaged in drug development or secure new lead generation collaborations.
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
     In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis agreed to pay us a non-refundable, non-creditable license fee of $20.0 million. Novartis Pharma AG also purchased $5.0 million of our common stock. Depending upon the success of our collaboration, we may derive a substantial portion of our near-term revenues from Novartis. After the end of the research term under the license and collaboration agreement, Novartis may terminate the license and collaboration agreement upon 60 days written notice if it determines that further development is not viable for competitive, safety, or efficacy reasons. If the license and collaboration agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business would be materially and adversely affected.
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
     We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. Accordingly, our access to and use of the facility is subject to various government regulations and policies. In addition, our access to the beamline facility is subject to a user agreement with the University of Chicago and the U.S. Department of Energy with an initial five year term expiring in January 1, 2009. Although the term of our user agreement automatically renews for successive one-year periods, the University of Chicago may terminate the agreement and our access to the beamline facility by providing 60 days’ notice prior to the beginning of each renewal period. In addition, the University of

Chicago may terminate the agreement for our breach, subject to our ability to cure the breach within 30 days. In the event our access to or use of the facility is restricted or terminated, we would be forced to seek access to alternate beamline facilities. There are currently only three alternate beamline facilities in the U.S. and two outside the U.S., which are comparable to ours. To obtain equivalent access at a single alternate beamline facility would likely require us building out a new beamline at such facility which could take over two years and would involve significant expense. However, we cannot be certain that we would be able to obtain equivalent access to such a facility on acceptable terms or at all. In the interim period, we would have to obtain beamline access at a combination of facilities, and there is no guarantee that we would be able to obtain sufficient access time on acceptable terms or at all. However, we cannot be certain that additional beamline facilities will be available on acceptable terms, or at all. If alternate beamline facilities are not available, we may be required to delay, reduce the scope of or abandon some of our early drug discovery efforts. We may also be deemed to be in breach of certain of our commercial agreements. Even if alternate beamline facilities are available, we cannot be certain that the quality of or access to the alternate facilities will be adequate and comparable to those of our current facility. Failure to maintain adequate access to and use of beamline facilities may materially adversely affect our ability to pursue our own discovery efforts and perform under our collaborations, commercial agreements and grants, which are our current primary source of revenue.
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
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. We expect Troxatyl, if approved for the treatment of AML, to compete with: cytarabine, a generic compound often known as Ara-C, which is also used in combination with the anthracycline agents daunorubicin, idarubicin, and mitoxantrone; Mylotarg® (gemtuzumab ozogamicin), marketed by Wyeth Pharmaceuticals Inc.; and Clolar™ (clofarabine), marketed by Genzyme Corporation in the United States and under regulatory review in the E.U. In addition, we are aware of a number of other potential competing products, including: cloretazine (VNP40101M), which is being developed by Vion Pharmaceuticals, Inc. and is currently in a Phase III clinical trial in AML patients; Zarnestra® (tipifarnib), under development by Johnson & Johnson Pharmaceutical Research and Development, LLC; Velcade® (bortezomib), under development for this indication by Millennium Pharmaceuticals, Inc.; Avastin® (bevacizumab), under development for this indication by Genentech, Inc.; Vidaza® (azacitidine), under development for this indication by Pharmion Corporation; and Dacogen™ (decitabine), under development by MGI Pharma, Inc. and SuperGen, Inc, Zosuquidar (KAN-979), under development by Kanisa Pharmaceuticals, Inc. We also expect Troxatyl, if used for treatment of MDS, to compete with Revlimid® (lenalodomide), marketed by Celgene, Inc., which has been approved for use in a subset of MDS patients, Vidaza® (azacitidine), marketed by Pharmion Corporation, and Dacogen™ (decitibine), marketed by MGI Pharma, Inc. and SuperGen, Inc. We expect the company’s BCR-ABL inhibitor, if approved for treatment of CML, to compete with: Gleevec® (imatinib), marketed by Novartis, Inc., AMN-107 (nilotinib), under development by Novartis, Inc., dasatinib, under development by Bristol Myers Squibb, Inc., and SKI-606, under development by Wyeth, Inc. Other potential competing products are in clinical trials and preclinical development.
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
     As of March 31, 2006, we had 111 full-time employees. In the future, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     We have incurred substantial net operating losses since our inception. For the three months ended March 31, 2006, we had a net loss attributable to common stockholders of $10.5 million. For the year ended December 31, 2005, we had a net loss attributable to common stockholders of $29.9 million. For the year ended December 31, 2004, we had a net loss attributable to common stockholders of $19.1 million. As of March 31, 2006, we had an accumulated deficit of approximately $146.1 million. We expect our annual net operating losses to increase over the next several years as we expand our research and development activities, and incur significant preclinical and clinical development costs. In particular, we expect our research and development expenses to increase substantially in connection with the further clinical development of Troxatyl. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to obtain regulatory approval and successfully commercialize Troxatyl, any BCR-ABL product candidate that may result from our collaboration with Novartis or any other future product candidate before we can generate revenues which would have the potential to lead to profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
We currently lack a significant continuing revenue source and may not become profitable.
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing Troxatyl, BCR-ABL product candidates that may result from our collaboration with Novartis or any other product candidates with significant market potential. We had revenues from collaborations, commercial agreements and grants totaling $4.7 million for the three months ended March 31, 2006, and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary source of revenues for the next several years, we do not expect these revenues alone to be sufficient to lead to profitability.

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
     We use hazardous materials, including chemicals, biological agents and radioactive isotopes and compounds, which could be dangerous to human health and safety or the environment. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our drug development efforts.
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
     Until our initial public offering in February 2006, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
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
     Approximately 72%, of our total outstanding shares as of March 31, 2006, as well as an aggregate of 1,810,984 shares issuable upon exercise of options and warrants outstanding as of March 31, 2006 will become available for resale in the public market as shown in the chart below.

Number of Shares	Type of Securities	Date of Availability for Resale into Public Market
8,148,650	Common stock	180 days after January 31, 2006 due to lock-up agreements the holders of these shares have with the underwriters or with us. However, the underwriters can waive these restrictions under the lock-up agreements with the underwriters and allow those stockholders to sell their shares at any time.

1,000,000	Common stock (resulting form conversion of $6.0 million convertible note)	Freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, subject to the 180-day lock-up referenced above.

1,051,815	Common stock	From time to time after expiration of the 180-day lock-up upon completion of their respective one-year holding periods, or earlier if the holders exercise any available registration rights.

637,755	Common stock (purchased by Novartis Pharma AG)	From time to time after expiration of the 180-day lock-up upon completion of its one-year holding period, or earlier if Novartis exercises any available registration rights.

1,585,295	Options outstanding under our equity incentive plans	Upon the exercise of the options in the future, if ever, with all shares subject to a 180-day lock-up.

195,629	Warrants exercisable for common stock	Upon the exercise of the warrants in the future, if ever, with all shares subject to a 180-day lock-up.
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
options as of the effective date of our initial public offering or
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from the Sale of Registered Securities
     On January 31, 2006, our registration statement on Form S-1 (Registration No. 333-128059) was declared effective for our initial public offering. On February 6, 2006, we sold 4,000,000 shares of our common stock in connection with the closing of our initial public offering. On March 6, 2006, the underwriters exercised in part their over-allotment option and purchased an additional 152,904 shares of our common stock. As of March 31, 2006, we had invested the $20.6 million in net proceeds from the offering in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or high-grade commercial paper. We intend to use the net proceeds from our initial public offering for the clinical development of Troxatyl and related milestone payments; further development of our research programs and initial clinical development stemming from our internal programs; working capital and general corporate purposes; and potential acquisition and in-licensing activities, all as more fully described in the “Use of Proceeds” section of the final prospectus for our initial public offering. There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.
Recent Sales of Unregistered Securities
     In February 2006, upon the completion of our initial public offering, an outstanding convertible promissory note in the aggregate principal amount of $6.0 million was automatically converted into 1,000,000 shares of our common stock.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On January 3, 2006, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:
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

Item 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(1)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.8(6)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

10.1*(5)	Termination Agreement effective February 15, 2006 between Registrant and Pierre Fabre Medicament S.A.

10.2 (6)	Stock Purchase Agreement dated March 27, 2006 between Registrant and Novartis Pharma AG.

10.3*(7)	License and Collaboration Agreement dated March 27, 2006 between Registrant and Novartis Institutes for Biomedical Research, Inc.

10.4+(6)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executive Officers under the Registrant’s 2005 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32.	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K on March 13, 2006 and incorporated herein by reference.

(6)	Filed with the Registrant’s Annual Report on Form 10-K on March 31, 2006 and incorporated herein by reference.

(7)	Filed with the Registrant’s Current Report on Form 8-K on April 5, 2006 and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.

May 15, 2006	/s/ W. Todd Myers

W. Todd Myers
Chief Financial Officer
(Principal Financial and Accounting Officer)