Form 10-Q
period 2006-06-30
SGX PHARMACEUTICALS, INC.
filed 2006-08-11
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 4, 2006 was 15,036,460 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Three Months and Six Months Ended June 30, 2006

Part I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS

SGX Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$47,682	$17,718
Accounts receivable	1,217	863
Prepaid expenses and other current assets	2,274	1,380

Total current assets	51,173	19,961
Property and equipment, net	5,907	7,168
Goodwill and intangible assets, net	3,449	3,439
Other assets	619	2,683

Total assets	$61,148	$33,251

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,799	$2,935
Accrued liabilities	6,965	4,329
Other current liabilities	225	128
Current portion of line of credit	8,153	9,733
Deferred rent	53	—
Deferred revenue	6,904	2,218

Total current liabilities	25,099	19,343
Deferred rent	97	169
Deferred revenue, long-term	15,976	2,579
Note payable, net of current portion	—	6,000
Commitments and contingencies
Redeemable convertible preferred stock, par value $.001; Authorized shares — 0 and 19,000,000 at June 30, 2006 and December 31, 2005, respectively; issued and outstanding shares — 0 and 16,692,654 at June 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference and redemption amount — $0 and $48,190 at June 30, 2006 and December 31, 2005, respectively	—	46,837
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized shares — 5,000,000 and 0 at June 30, 2006 and December 31, 2005, respectively; and no shares issued and outstanding	—	—
Common stock, par value $.001; Authorized shares — 75,000,000 and 50,000,000 at June 30, 2006 and December 31, 2005, respectively; issued and outstanding shares — 15,036,460 and 854,160 at June 30, 2006 and December 31, 2005, respectively	15	1
Notes receivable from stockholders	(26)	(59)
Additional paid-in capital	175,443	99,110
Deferred compensation	—	(5,101)
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(155,444)	(135,628)

Total stockholders’ equity (deficit)	19,976	(41,677)

Total liabilities and stockholders’ equity (deficit)	$61,148	$33,251

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

Revenue:
Collaborations and commercial agreements	$4,821	$3,452	$8,178	$6,763
Grants	3,027	2,396	4,399	3,095

Total revenue	7,848	5,848	12,577	9,858
Expenses:
Research and development	14,956	9,396	27,007	16,839
General and administrative	2,488	3,532	5,556	4,726

Total operating expenses	17,444	12,928	32,563	21,565

Loss from operations	(9,596)	(7,080)	(19,986)	(11,707)
Interest income (expense), net	242	(20)	217	(76)
Interest expense associated with bridge notes	—	(65)	—	(1,188)

Net loss	(9,354)	(7,165)	(19,769)	(12,971)
Accretion to redemption value of redeemable convertible preferred stock	—	(83)	(49)	$(165)

Net loss attributable to common stockholders	$(9,354)	$(7,248)	$(19,818)	$(13,136)

Basic and diluted net loss per share attributable to common stockholders	$(0.62)	$(13.11)	$(1.60)	$(12.46)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,035	553	12,392	1,054

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)

Operating activities:
Net loss	$(19,769)	$(12,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,878	2,294
Stock-based compensation	2,873	3,628
Amortization of discount on warrants	84	32
Amortization of discount on warrants associated with bridge notes	—	727
Deferred rent	(19)	(48)
Accrual of interest on bridge notes payable	—	411
Changes in operating assets and liabilities:
Accounts receivable	(354)	(460)
Prepaid expenses and other current assets	(971)	193
Accounts payable and accrued liabilities	2,597	(592)
Deferred revenue	18,083	954
Other assets	2,051	80

Net cash provided by (used in) operating activities	6,453	(5,752)
Investing activities:
Purchases of property and equipment, net	(537)	(131)

Net cash used in investing activities	(537)	(131)
Financing activities:
Principal payments on lines of credit and notes payable	(1,663)	(1,926)
Proceeds from repayment of notes receivable from stockholders	34	71
Issuance of common stock for cash, net of repurchases	25,677	(2)
Issuance of preferred stock, net	—	6,656

Net cash provided by financing activities	24,048	4,799

Net increase (decrease) in cash and cash equivalents	29,964	(1,084)
Cash and cash equivalents at beginning of period	17,718	11,512

Cash and cash equivalents at end of period	$47,682	$10,428

Supplemental schedule of cash flow information:
Cash paid for interest	$421	$159
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$46,886	$—
Conversion of note payable to common stock	$6,000	$—
FAS 123R reclass of deferred compensation to additional paid in capital	$5,101	$—
Deferred compensation	$—	$9,863
Conversion of bridge notes and redeemable convertible preferred stock to equity	$—	$54,530

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

SGX is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration (“FDA”) and other government regulations and its ability to obtain additional funding to support its operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods, and certain non-recurring adjustments as noted below, have been included. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

During the second quarter of 2006, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company made certain non-cash adjustments related to the calculation of accrued grant revenue and depreciation expense, none of which had a material impact on prior quarterly or annual periods. These adjustments decreased grant revenue by $1.1 million and increased depreciation expense by $0.4 million in the second quarter of 2006, thereby increasing the net loss for the quarter by $1.5 million. These adjustments are non-recurring and are not expected to have a material effect on the full year 2006 financial results.

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

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants and associated with the License and Collaboration Agreement (the “Novartis Agreement”) with the Novartis Institutes for Biomedical Research, Inc., (“Novartis”) are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred is refundable even if the related program is not successful.

Comprehensive Loss

The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of June 30, 2006 consists entirely of unrealized losses on available-for-sale securities. There was no accumulated other comprehensive loss as of June 30, 2005. The comprehensive loss was $9.4 million and $19.8 million for the three months and six months ended June 30, 2006, respectively.

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires a public entity to expense the cost of employee and non-employee director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) adopted a new rule amending the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R became effective for the Company on January 1, 2006.

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

The weighted-average estimated fair value of employee stock options granted during the three months and six months ended June 30, 2006 was $4.12 and $4.63 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Expected volatility	67%	65%
Risk-free interest rate	5.0%	4.7%
Dividend yield	0%	0%
Expected term	6.25 years	6.25 years

Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 12 companies. The expected term of options granted is derived from the average midpoint between vesting and

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free rate is based on the average of the 5 year and 7 year U.S. Treasury yield curve at the beginning of each month for that month’s options granted, given the 6.25 year expected term.

As stock-based compensation expense recognized in the Statement of Operations for the three month and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12% during the three month and six month periods ended June 30, 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to stock-based compensation is recognized on a straight-line basis for those awards issued on January 1, 2006 or later. Compensation expense for awards issued prior to January 1, 2006 is continuing to be recognized on an accelerated method until vesting is complete. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative expense based upon the department to which the associated employee or non-employee reports.

Total stock-based compensation expense, related to all of the Company’s stock-based awards granted, recognized for the three months and six months ended June 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Research and development	$582	$1,475
General and administrative	$722	$1,398

Stock-based compensation expense	$1,304	$2,873

Stock-based compensation expense per common share, basic and diluted:	$0.09	$0.23

The adoption of FAS 123R did not impact the cash flow from operations and investing and financing activities during the three months and six months ended June 30, 2006.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25, and provided the required pro forma disclosures of SFAS 123. Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option was recorded as deferred compensation. Deferred compensation was amortized to compensation expense on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, which generally is four years.

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

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options using a Black-Scholes option pricing model with a 63% expected volatility, 3% risk-free interest rate, 0% dividend yield, and a 4 year expected term for the three and six months ended June 30, 2005. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss attributable to common stockholders, as reported	$(7,248)	$(13,136)
Add: Stock-based employee compensation expense included in reported net loss	3,627	3,627
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(3,782)	(3,811)

SFAS 123 pro forma net loss	$(7,403)	$(13,320)
As reported	(13.11)	(12.46)
SFAS 123 pro forma net loss per share	$(13.39)	$(12.64)

3.	Reverse Stock Split

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

On February 6, 2006, 4,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $6.00 per share, resulting in aggregate proceeds of approximately $19.7 million, net of underwriting discounts and commissions and offering expenses. In addition, during March 2006, the Company closed the sale of an additional 152,904 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $0.9 million, net of underwriting discounts and commissions and offering expenses. Upon the completion of the Company’s initial public offering in February 2006, all of the Company’s previously outstanding shares of preferred stock converted into an aggregate of 8,346,316 shares of the Company’s common stock and a convertible note of $6.0 million converted into 1,000,000 shares of the Company’s common stock.

5.	Stockholders’ Equity

Common Stock

The majority of the outstanding shares of common stock, other than the shares issued in connection with the Company’s initial public offering and shares issued upon conversion of shares of the Company’s previously outstanding preferred stock or convertible note, have been issued to the founders, directors, employees and consultants of the Company. In connection with certain stock purchase agreements, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of employment or engagement. Shares under these agreements vest over periods of up to four years. At June 30, 2006, 9,028 shares were subject to repurchase by the Company.

In January 2006, the Company’s board of directors authorized a 1-for-2 reverse stock split for all common shares. As a result of the 1-for-2 reverse stock split, each share of our preferred stock was convertible into one-half of a share of our common stock. The 1-for-2 reverse stock split of our common stock adjusted the conversion ratio of

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

the preferred stock but did not adjust the number of outstanding shares of preferred stock. All share and per share amounts have been retroactively adjusted to give effect to this reverse stock split.

Stock Options

In February 2000, the Company adopted its 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provides for the grant of up to 1,755,000 shares pursuant to incentive and non-statutory stock options, stock bonuses or sales of restricted stock.

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

Options granted under both the 2000 Plan and the 2005 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

The following table summarizes activity related to stock options to purchase shares of the Company’s common stock:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining Life	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)

Outstanding at December 31, 2005	1,146,686	$2.13
Granted	576,500	$7.21
Exercised	(45,314)	$1.12
Cancelled	(103,596)	$3.89

Outstanding at June 30, 2006	1,574,276	$3.91	8.97	$3,574

Options exercisable at June 30, 2006	488,746	$3.33	8.25	$1,477

Selected information regarding stock options as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Life in	Exercise	of	Exercise
Price	Shares	Years	Price	Shares	Price

$1.00	903,590	8.89	$1.00	366,105	$1.00
$1.58-$7.66	541,749	9.53	$6.91	40,372	$3.87
$7.69-$8.18	41,250	9.74	$7.83	—	$—
$13.44	87,687	5.92	$13.44	82,269	$13.44

$1.00-$13.44	1,574,276	8.97	$3.91	488,746	$3.33

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

The per share weighted-average grant date fair value of options granted (as determined through the use of the Black-Scholes pricing model) during the six months ended June 30, 2006 was $4.63. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted average period of 1.84 years.

At June 30, 2006, 376,578 shares remained available for future issuance or grant under the 2005 Plan.

2005 Non-Employee Directors’ Stock Option Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount will be increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. At June 30, 2006, 75,000 shares remained available for issuance under the directors’ plan

Restricted Stock and Restricted Stock Unit Grants

In May 2005, the Company granted a restricted stock award under the Company’s 2000 Plan of 70,000 shares of the Company’s common stock. Twenty-five percent of the shares subject to the award were immediately vested as of the date of grant and the remaining shares subject to the award vest in equal monthly installments over a two year period.

In March 2006, the Company granted restricted stock unit awards in the amount of 75,000 each to two members of the Company’s executive management team under the Company’s 2005 Plan. Twenty-five percent of the shares subject to the restricted stock awards will vest on the one-year anniversary of their respective hire dates, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.

At June 30, 2006 and December 31, 2005, respectively, there were 174,063 shares and 37,188 shares, respectively, of unvested restricted common stock outstanding under these agreements.

Changes in the Company’s restricted stock for the six months ended June 30, 2006 were as follows (in thousands except per share amounts):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value

Nonvested restricted stock at January 1, 2006	37	$10.37
Granted	150	7.66
Vested	(13)	10.37

Nonvested restricted stock at June 30, 2006	174	$8.03

For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively, related to outstanding restricted stock grants.

As of June 30, 2006, there was $0.9 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.43 years. The total fair value of shares vested during the six months ended June 30, 2006 was $159,000.

SGX Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Common Stock Options to Consultants

As of June 30, 2006, the Company had options to purchase 119,854 shares of common stock outstanding that were granted to consultants. Of the total shares granted, 13,232 were exercised, and 62,727 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $(12,000) and $143,000 during the three and six months ended June 30, 2006. There was no charge to operations in 2005. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

The offering date of the purchase plan was February 6, 2006 and the first purchase date is September 15, 2006. During the quarter ended June 30, 2006, there were no shares of common stock issued and the stock-based compensation expense related to the first offering period was immaterial. At June 30, 2006, 375,000 shares remained available for issuance under the purchase plan.

6.	License and Collaboration Agreement

On March 27, 2006, the Company entered into the Novartis Agreement with Novartis for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Novartis Agreement, the parties will collaborate to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada.

Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, will receive research funding over the first two years of the collaboration of $9.1 million (with an option by Novartis for an additional two years), will receive reimbursement of out-of-pocket costs incurred in connection with performing its responsibilities under the research plan and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company is amortizing the upfront payment of $20.0 million on a straight-line basis over the four year estimated research period. Accordingly, for the three and six months ended June 30, 2006, the Company has recorded approximately $1.3 million of revenue related to the amortization of the upfront payment and approximately $1.1 million related to the research funding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the three month and six month periods ended June 30, 2006 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

BUSINESS OVERVIEW

We are a biotechnology company incorporated in Delaware on July 16, 1998 and focused on the discovery, development and commercialization of innovative cancer therapeutics.

Troxatyl

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

Current Phase II/III Clinical Trial

In July 2005, we initiated a pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML, with a targeted enrollment of 211 patients. Enrollment in the Phase II/III trial continues with oversight by our data and safety monitoring board which we expect will convene in the third quarter of 2006 to review safety and efficacy data. On the basis of the enrollment rates in the study to date, we currently expect patient enrollment to be completed by the end of 2006 and to announce the results of the study in the first half of 2007. If the results of our ongoing Phase II/III clinical trial are positive, based on the status of our New Drug Application, or NDA, preparation activities, we expect to be in a position to complete submission of our rolling NDA to the U.S. Food and Drug Administration, or FDA, in the second half of 2007, leading to a potential product launch in 2008.

We designed our pivotal Phase II/III clinical trial with complete response as the primary clinical endpoint, or the patient response on which a judgment will be made for FDA approval. Secondary endpoints were identified as overall response, defined as complete response with platelet recovery or complete response with partial platelet recovery, and duration of response. We have communicated with the FDA regarding the use of overall response as the primary endpoint in this trial. Although there are no assurances that the FDA will ultimately accept overall response as a primary clinical endpoint, they have indicated that overall response may be acceptable as a surrogate endpoint that is reasonably likely to predict clinical benefit for treatment of AML in second relapse. We plan to evaluate both complete and overall response of patients in our trial. While we also continue to intend to evaluate Troxatyl in other AML-related indications, we have decided to delay initiation of a Phase I study of Troxatyl in combination with Ara-C for the second line treatment of AML until after completion of the pivotal Phase II/III study in order to devote our resources to the pivotal Phase II/III study.

All of our manufacturing is outsourced to third parties with oversight by our internal managers. For Troxatyl, we currently rely on Raylo Chemicals Inc. (“Raylo”), a third party supplier for clinical trial quantities of troxacitabine, the active pharmaceutical ingredient (“API”) in Troxatyl. In June 2006, it was announced that Raylo was being sold to Gilead Sciences and that the transaction was expected to be completed in the fourth quarter of 2006. As a result of this transaction, we will likely need to identify and select a new contract manufacturer of troxacitabine, as well as transfer and qualify the API manufacturing process to a new site. We do not expect these activities to affect the completion of the pivotal Phase II/III trial. However, the impact of this transaction on the ability of Raylo to continue to produce Troxatyl in the quantities and timeframe necessary to support an NDA are under evaluation.

Phase I/II Clinical Trial by Continuous IV Infusion

We completed our first clinical trial evaluating Troxatyl dosing by continuous intravenous (“IV”) infusion in May 2005. This 48 patient trial enrolled various types of relapsed AML patients, including patients who had failed two or more prior chemotherapy regimens, patients who had also failed bone marrow transplantation and patients who failed to respond to prior treatment. We previously reported initial data from this trial indicating that five patients achieved a complete response to their disease and four patients achieved a complete response with partial platelet recovery for an overall response rate of 19%. During preparation of these data for a manuscript, the investigative site reclassified the response status of one patient previously noted as having achieved a complete response with partial platelet recovery to a non-responder, resulting in a revised overall response rate of 17% instead of 19%. Revised data from this Phase I/II trial are summarized below. In this table, “Phase II/III eligible” consists of those patients who both met our inclusion criteria for kidney function for our current pivotal Phase II/III clinical trial and were patients whose duration of response to second-line therapy was less than six months.

					Dosed > 3 Days
					and
	All		Dosed > 3		Phase II/III
	Patients		Days		Eligible

Patients	48		41		15
Complete Response	5	(10)%	5	(12)%	2	(13)%
Complete Response with Partial Platelet Recovery	3	(6)%	3	(7)%	1	(7)%
Overall Response	8	(17)%	8	(20)%	3	(20)%
Severe or Life-Threatening Toxicity	10	(21)%	9	(22)%	5	(33)%

Oncology Product Pipeline

We are also building an internal oncology product pipeline and generating lead compounds, which are small molecules with drug-like characteristics that have the potential to be appropriate for treatment of disease, for ourselves and partners through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST. We have successfully applied FAST to generate novel, potent and selective small molecule compounds in a matter of months for many proteins, or drug targets that have been implicated in cancers and other diseases. We are developing our first product candidate discovered using FAST, an inhibitor of an enzyme known as BCR-ABL, in collaboration with Novartis under a license and collaboration agreement we entered into in March 2006. Pending successful completion of certain pre-clinical studies, we anticipate identifying a development candidate under this collaboration in the second half of 2006 and filing an Investigational New Drug, or IND, application in the first half of 2007. In this program, we designed and are developing this product candidate as a treatment for Chronic

Myelogenous Leukemia, or CML, a cancer of the bone marrow, which is resistant to treatment with the current standard of care, Gleevec® (imatinib mesylate) marketed by Novartis Pharmaceuticals Corporation. The goal of the collaboration is to develop a once daily oral therapy for the treatment of both first-line and Gleevec-resistant CML.

An additional internal program is at the lead optimization stage and is focused on the target MET, a protein that controls cell growth and division and is implicated in a range of solid tumors. Lead optimization is the stage at which lead compounds are further modified to improve their potency, specificity, in vivo efficacy and safety. Based on our experience with FAST to date, our current portfolio of oncology drug targets, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that FAST is capable of producing at least one new IND candidate per year, starting in 2007 with our BCR-ABL program. Based on FAST and related technologies, we have generated aggregate revenues from collaborations, commercial agreements and grants of approximately $61.5 million during the six months ended June 30, 2006 and during the years ended 2005 and 2004.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants, and associated with the Novartis Agreement, are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred revenue is refundable even if the related program is not successful.

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

We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding January 1, 2006 and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25. Stock-based compensation expense recognized under SFAS 123R for the three months and six months ended June 30, 2006 was $1.3 million and $2.7 million respectively (excluding stock-based compensation expense for share based awards to non-employees). At June 30, 2006, total unrecognized estimated compensation expense related to non-

vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted average period of 1.84 years. Total stock options granted during the three and six months ended June 30, 2006 represented 0% and 3.8% of total outstanding shares as of the end of each period, respectively. Assuming the conversion of all of our previously outstanding shares of preferred stock and a $6.0 million convertible note as of June 30, 2005, total stock options granted during the three and six months ended June 30, 2005 represented 14.4% of total outstanding shares as of the end of each period, respectively.

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

For purposes of estimating the fair value of stock options granted during the three months and six months ended June 30, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 12 companies, consistent with the guidance in SFAS 123R and SAB 107. If our stock price volatility assumption were increased to 72%, the weighted average estimated fair value of stock options granted during the three months and six months ended June 30, 2006 would increase by $0.18 per share, or 4.4%, from $4.12 to $4.30 and $0.29 per share, or 6.2%, from $4.63 to $4.92, respectively.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 5.0% and 4.7% for the three months and six months ended June 30, 2006, respectively) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months and six months ended June 30, 2006 by $0.07 per share, or 1.7% and $0.11 per share, or 2.4%, respectively.

We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Collaboration, Commercial Agreement and Grant Revenue.

Collaboration, commercial agreement and grant revenues for the three months ended June 30, 2006 and 2005 were $7.8 million and $5.8 million, respectively. The increase of $2.0 million, or 34%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million), the initiation of the research services in connection with the collaboration with Novartis (approximately $1.1 million) and increased research grant efforts performed both internally and through our subcontractors (approximately $0.6 million). These additional revenues were offset by the conclusion of research programs in 2006 which were ongoing in 2005.

During the second quarter of 2006, in accordance with paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the Company made certain non-cash adjustments related to the calculation of accrued grant revenue and depreciation expense, none of which had a material impact on prior quarterly or annual periods. These adjustments decreased grant revenue by $1.1 million and increased depreciation expense by $0.4 million in the second quarter of 2006, thereby increasing the net loss for the quarter by $1.5 million. These adjustments are non-recurring and are not expected to have a material effect on the full year 2006 financial results.

Research and Development Expense.

Research and development expenses for the three months ended June 30, 2006 and 2005 were $15.0 million and $9.4 million, respectively. The increase of $5.6 million, or 60%, was primarily attributable to $3.7 million of additional resources devoted to the clinical development of Troxatyl, $0.8 million of additional fees related to grant subcontractors, $0.5 million related to increased laboratory supply usage, $0.5 million related to increased use of outside services, and $0.3 million related to accrued salaries and related costs. We expect our research and development costs to increase in the future as we continue with the clinical development of Troxatyl for the treatment of AML and other indications, as well as advance other preclinical product candidates into clinical development.

General and Administrative Expense.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $2.5 million and $3.5 million, respectively. The decrease of $1.0 million, or 29%, was primarily attributable to a $1.6 million decrease in non-cash stock-based compensation expense, of which $1.3 million related to warrants issued to two accredited investors in June 2005, offset by $0.2 million increase in the costs of operating as a public company (including accounting, legal and printing fees), $0.1 million increase in insurance expenses, $0.1 million increase in recruiting expenses, and $0.1 million increase related to accrued salaries and related costs. We expect our general and administrative expense to increase in the future due to our responsibilities as a publicly-held company and the related requirements of the Sarbanes-Oxley Act.

Interest Income (Expense), net

For the three months ended June 30, 2006, we recorded net interest income of $0.2 million as compared to $20,000 of net interest expense for the three months ended June 30, 2005. The increased net interest income is attributable to higher cash balances in 2006 as compared to 2005. The higher cash balances are the result of the proceeds received from our initial public offering in January 2006 and the Novartis Agreement signed in March 2006.

Interest Expense Associated with Bridge Notes.

We recorded interest expense of $65,000 during the three months ended June 30, 2005, related to the bridge notes issued in July and September 2004. In April 2005, the principal and accrued interest under the bridge notes were converted into shares of our preferred stock. As a result, we incurred no interest expense associated with bridge notes during the second quarter of 2006.

Six Months Ended June 30, 2006 and 2005

Collaboration, Commercial Agreement and Grant Revenue.

Collaboration, commercial agreement and grant revenues for the six months ended June 30, 2006 and 2005 were $12.6 million and $9.9 million, respectively. The increase of $2.7 million, or 27%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million) the initiation of the research services in connection with the collaboration with Novartis (approximately $1.1 million), and increased research grant efforts performed both internally and through our subcontractors (approximately $1.3 million). These additional revenues were offset by the conclusion of research programs in 2006 which were ongoing in 2005.

Research and Development Expense.

Research and development expenses for the six months ended June 30, 2006 and 2005 were $27.0 million and $16.8 million, respectively. The increase of $10.2 million, or 61%, was primarily attributable to $6.7 million of additional resources devoted to the clinical development of Troxatyl, $0.9 million of additional fees related to grant subcontractors, $0.9 million related to increased laboratory supply usage, $0.7 million related to an increased use of outside services, $0.5 million related to accrued salaries and related costs, $0.3 million related to increased beamline usage, and $0.2 million in recruiting expense. We expect our research and development costs to increase in the future as we continue with the clinical development of Troxatyl for the treatment of AML and other indications, as well as advance other preclinical product candidates into clinical development.

General and Administrative Expense.

General and administrative expenses for the six months ended June 30, 2006 and 2005 were $5.6 million and $4.7 million, respectively. The increase of $0.9 million, or 19%, was primarily attributable to $0.5 million related to the costs of operating as a public company (including accounting, legal and printing fees) and an additional $0.3 million for costs associated with the successful achievement of certain milestones. We expect our general and administrative expense to increase in the future due to our responsibilities as a publicly-held company and the related requirements of the Sarbanes-Oxley Act.

Interest Income (Expense), net

For the six months ended June 30, 2006, we recorded net interest income of $0.2 million as compared to $76,000 of net interest expense for the six months ended June 30, 2005. The increased net interest income is attributable to higher cash balances in 2006 as compared to 2005. The higher cash balances are the result of the proceeds received from our initial public offering in January 2006 and the Novartis Agreement signed in March 2006.

Interest Expense Associated with Bridge Notes.

We recorded interest expense of $1.2 million during the six months ended June 30, 2005, related to the bridge notes issued in July and September 2004. In April 2005, the principal and accrued interest under the bridge notes was converted into shares of our preferred stock. As a result, we incurred no interest expense associated with bridge notes in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

In February 2006, we completed an initial public offering of an aggregate of 4,152,904 shares of our common stock and raised net proceeds of approximately $20.6 million, after deducting the underwriting discount and offering expenses, and including the underwriter’s over-allotment option which was exercised in March 2006. Upon the completion of our initial public offering in February 2006, all of our previously outstanding shares of preferred stock converted into an aggregate of 8,346,316 shares of our common stock and a convertible note of $6.0 million converted into 1,000,000 shares of our common stock.

We recorded revenues from collaborations, commercial agreements and grants totaling $12.6 million for the six months ended June 30, 2006 and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. We anticipate existing collaborations, commercial agreements and grants will provide a total of approximately $45.0 million in cash throughout the full year 2006. These proceeds are subject to us performing certain services under the existing agreements. If we were to fail to perform these services, we would not receive all of the proceeds under these agreements.

We made debt repayments of $1.7 million for the six months ended June 30, 2006. As of June 30, 2006, an aggregate of $0.8 million was outstanding under our line of credit excluding the line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in September 2005, which is discussed below. The debt agreements subject us to certain financial and non-financial covenants and we are in compliance with these covenants.

In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. Approximately $7.7 million of the $9.0 million drawn down is outstanding at June 30, 2006 and an additional $1.0 million of equipment and leasehold financing remains available under the agreement. The agreement contains both financial and non-financial covenants and we are in compliance with these covenants.

In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis paid us a non-refundable, non-creditable license fee of $20.0 million, which was received in May 2006. In addition, Novartis Pharma AG purchased 637,755 shares of our common stock for $5.0 million in March 2006.

Cash Flows

Our cash flows for 2006 and beyond will depend on a variety of factors, some of which are discussed below.

As of June 30, 2006, cash and cash equivalents totaled approximately $47.7 million as compared to $17.7 million at December 31, 2005, an increase of approximately $30.0 million. The increase resulted primarily from $12.6 million of revenue under grants, collaborations and commercial agreements and $25.7 million from the issuance of common stock offset by $28.1 million of expenses and equipment purchases (excluding non-cash items totaling approximately $4.5 million) and $1.7 million in repayments on lines of credit and notes payable. We had $6.5 million of net cash provided by operations and approximately $0.5 million of purchases of property and equipment during the six months ended June 30, 2006. The net cash provided by operating activities was comprised of the net loss for the six months ended June 30, 2006 of $19.8 million, offset by non-cash charges for stock-based compensation of $2.9 million and depreciation and amortization of $1.9 million. In addition, in connection with the Novartis license and collaboration agreement, we received an additional $20.0 million in cash in May 2006.

We expect our cash outflows to increase as we advance Troxatyl and new product candidates through clinical development. If we successfully develop and obtain regulatory approval of Troxatyl for the treatment of AML, we will be required to pay up to $17.0 million to Shire as milestone payments, $11.0 million of which is payable upon the satisfaction of specified milestone events leading up to and including the filing of an NDA which we expect to complete in the second half of 2007. The precise timing of such milestone payments is uncertain. We are unable to estimate with any certainty the costs we will incur in the continued development of Troxatyl and of other product candidates for commercialization. We also expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area. Although we are currently focused primarily on Troxatyl for the treatment of AML, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and each additional indication for Troxatyl.

Funding Requirements

Our future capital uses and requirements depend on numerous factors, including but not limited to the following:

•	terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We believe that our existing cash and cash equivalents, together with interest thereon, and cash from existing and projected new collaborations, commercial agreements and grants, will be sufficient to meet our projected operating requirements into the fourth quarter of 2007.

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

Off-Balance Sheet Arrangements

As of June 30, 2006 and December 31, 2005, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in the Notes to Financial Statements and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of June 30, 2006, we held no short-term investments and our cash equivalents were held in checking accounts, money market accounts and high-grade corporate securities. We do not have any holdings of derivative financial or commodity instruments, or any material foreign currency denominated transactions.

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

Prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports and that such information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure.

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

An evaluation was also performed under the supervision and with the participation of our management, including our certifying officers, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The clinical trial protocol and design for our pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML may prove to be insufficient for product approval. We discussed our clinical development plan and the details of the Phase II/III clinical trial protocol with the FDA in connection with an End-of-Phase II Meeting following the conclusion of our Phase I/II clinical trial. We posed specific questions regarding the proposed design, conduct and data analysis approach for our Phase II/III clinical trial to the FDA and received answers to each question and additional comments on other aspects of the protocol design. For example, the FDA suggested that we consider a randomized trial design rather than a single-arm trial design. However, we have decided to conduct the single-arm, open-label clinical trial as originally proposed and discussed with the FDA. We believe that a more traditional prospective, randomized, double-blind, controlled clinical trial is not viable because there currently is no standard of care for the third-line treatment of AML. We intend to compare the data from our single-arm clinical trial design to a selected group of 422 patients described in the M. D. Anderson Cancer Center’s published analysis of its experience with third-line treatment of 594 adult AML patients utilizing a variety of cancer drugs. The FDA has indicated that the results of our Phase II/III clinical trial and the published results from M. D. Anderson cannot be directly compared due to differences in the populations enrolled, but that the adequacy of the M. D. Anderson data and other literature to serve as a historical control will be considered during review of the New Drug Application, or NDA, for Troxatyl, if one is submitted. In addition, we have communicated with the FDA regarding the use of overall response as the primary endpoint in our Phase II/III clinical trial. Although the FDA has indicated that overall response may be acceptable as a surrogate endpoint that is reasonably likely to predict clinical benefit for treatment of AML in second relapse, there are no assurances that the FDA will ultimately accept overall response as a primary clinical endpoint. In addition, even if we achieve our desired endpoints for the trial, the results may not be sufficient to demonstrate compelling efficacy to the level required by the FDA for product approval.

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

While we may seek to take advantage of various regulatory mechanisms intended to accelerate drug development and approval for Troxatyl for the third-line treatment for AML, we may not be able to submit an NDA for Troxatyl until late 2010, at the earliest.

If the results of our ongoing pivotal Phase II/III clinical trial of Troxatyl are positive, we plan to file an NDA for Troxatyl on the basis of this single study and seek FDA review under the accelerated approval regulations. Accelerated approval provides the opportunity for regulatory approval based on additional endpoints. However, there is no guarantee that we will successfully complete this Phase II/III clinical trial. Even if the Phase II/III trial is successfully completed, there are no assurances that the FDA will accept an NDA on the basis of a single Phase II/III study or review the NDA under the accelerated approval regulations or based on additional endpoints. Failure to obtain review on the basis of a single study or accelerated approval could require us to complete additional and more extensive clinical trials, which would be costly and time consuming and delay potential FDA approval of Troxatyl for several years. If we do not obtain FDA agreement on these matters, we would not be able to submit an NDA for Troxatyl until late 2010, at the earliest. Further, we may not be able to produce Troxatyl in the quantities and timeframe necessary to support the NDA submission as a result of the planned acquisition of Raylo Chemicals, Inc, the principal contract manufacturer of the active pharmaceutical ingredient (API) for Troxatyl, by Gilead Sciences. Any failure to obtain accelerated approval of Troxatyl would have a material and adverse impact on our business. Even if we are able to obtain accelerated approval of Troxatyl from the FDA, the FDA still may not grant Troxatyl full approval for commercial sale. The FDA will likely require that we conduct additional post-approval clinical studies as a condition of any approval.

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

Our ongoing pivotal Phase II/III clinical trial of Troxatyl may not be successful for a variety of reasons, including the clinical trial design, the failure to enroll a sufficient number of patients, safety concerns and inability to demonstrate sufficient efficacy. In clinical trials to date, Troxatyl has been studied in more than 836 patients. However, most of the patients studied were enrolled in trials conducted by Shire under different dosing regimens and with different clinical endpoints than those we have conducted. Since licensing rights to Troxatyl from Shire in July 2004, we have completed two Phase I/II clinical trials. One trial was completed in the second quarter of 2005, in which we administered by continuous intravenous, or IV, infusion doses of Troxatyl to 48 relapsed AML patients. The enrollment in the second trial, a dose ranging evaluation of Troxatyl given by continuous IV infusion in patients with advanced solid malignancies, was completed in June 2006. The 48 relapsed AML patients represent only a portion of the number of patients that will need to be studied to gain regulatory approval of Troxatyl for the third-line treatment of AML. We are currently in the process of enrolling patients in our pivotal Troxatyl Phase II/III clinical trial, with targeted enrollment of approximately 211 third-line AML patients. The data collected from clinical trials with larger patient populations may not demonstrate sufficient safety and efficacy to support regulatory approval of Troxatyl or any other product candidate we advance into clinical trials. If Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis, or any other product candidate we advance into clinical trials fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate.

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

In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Further, a clinical trial may be suspended or terminated by us, our data and safety monitoring board, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or insufficient efficacy; or

•	lack of adequate funding to continue the clinical trial.

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

The targeted enrollment for our pivotal Phase II/III Troxatyl clinical trial is 211 patients, including 140 high risk patients, and we expect to conduct this clinical trial in approximately 60 trial centers in the United States, Canada and Europe. We intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct this clinical trial and clinical trials for BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidate that we advance into clinical trials. We may not be able to control the amount and timing of resources that third parties devote to our Phase II/III Troxatyl clinical trial or the quality or timeliness of the services performed by such third parties. In the event that we are unable to maintain our relationship with any of our selected clinical trial sites, or elect to terminate the participation of any of these clinical trial sites, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. Moreover, for Troxatyl, we rely on third parties to transport bone marrow samples to the central laboratory and conduct sample evaluation. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data obtained by the central laboratory is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Troxatyl, BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis and any other product candidates we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of Troxatyl or any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA. The process of obtaining NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. In addition, we expect to conduct a portion of the pivotal Phase II/III clinical trial for Troxatyl in Italy, France, Germany and Canada. As a result, we are subject to regulation by the European Medicines Agency, as well as the regulatory agencies in Italy, France,

Germany and Canada, and have established a legal representative in the European Union, or E.U., to assist us in our interactions with regulatory bodies in the E.U. The FDA or any of the applicable European and Canadian regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

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

In late July 2004, we licensed exclusive worldwide rights to our product candidate, Troxatyl, from Shire. We are in discussions with Shire regarding the interpretation and timing of certain milestones under the agreement. If there is any dispute between us and Shire regarding our rights or obligations under the license agreement, including the achievement of milestones or interpretation of financial provisions, our ability to develop and commercialize Troxatyl may be adversely affected. In addition, our exclusive license to Troxatyl is subject to the terms and conditions of a license from Yale University and the University of Georgia Research Foundation, Inc. to Shire. If Shire breaches the terms or conditions of any of these underlying licenses to Shire or otherwise is engaged in a dispute with any of these third party licensors, such breaches by Shire or disputes with Shire could result in a loss of, or other material adverse impact on, our rights under our exclusive license agreement with Shire. Any loss of our rights from Shire or through Shire from these third parties could delay or completely terminate our product development efforts for Troxatyl.

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

Revenue generation utilizing our FAST drug discovery platform and related technologies will continue to be important to us in the near term by providing us with funds for reinvestment in our internal drug discovery and development. If we fail to establish a sufficient number of additional collaborations or commercial agreements on acceptable terms, we may not generate sufficient revenue to support our internal discovery and development efforts. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, we may under some circumstances find it necessary to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations.

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

We have limited control over the amount and timing of resources that our current collaborators or any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, such as Novartis, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. For example, Novartis markets Gleevec® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose.

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

In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis paid us a non-refundable, non-creditable license fee of $20.0 million. Novartis Pharma AG also purchased $5.0 million of our common stock. Depending upon the success of our collaboration, we may derive a substantial portion of our near-term revenues from Novartis. After the end of the research term under the license and collaboration agreement, Novartis may terminate the license and collaboration agreement upon 60 days written notice if it determines that further development is not viable for competitive, safety, or efficacy reasons. If the license and collaboration agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business would be materially and adversely affected.

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

We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. We expect Troxatyl, if approved for the treatment of AML, to compete with: cytarabine, a generic compound often known as Ara-C, which is also used in combination with the anthracycline agents daunorubicin, idarubicin, and mitoxantrone; Mylotarg® (gemtuzumab ozogamicin), marketed by Wyeth Pharmaceuticals Inc.; and Clolartm (clofarabine), marketed by Genzyme Corporation in the United States and approved in the E.U. in May 2006 under the trade-name Evoltra. In addition, we are aware of a number of other potential competing products, including: Cloretazinetm (VNP40101M), which is being developed by Vion Pharmaceuticals, Inc. and is currently in a Phase III clinical trial in AML patients; Zarnestra® (tipifarnib), under development by Johnson & Johnson Pharmaceutical Research and Development, LLC; Velcade® (bortezomib), under development for this indication by Millennium Pharmaceuticals, Inc.; Avastin® (bevacizumab), under development for this indication by Genentech, Inc.; Vidaza® (azacitidine), under development for this indication by Pharmion Corporation; Dacogen® (decitabine), under development by MGI Pharma, Inc. and SuperGen, Inc.; and Zosuquidartm (KAN-979), under development by Kanisa Pharmaceuticals, Inc. We also expect Troxatyl, if used for treatment of MDS, to compete with Revlimid® (lenalodomide), marketed by Celgene, Inc., which has been approved for use in a subset of MDS patients, Vidaza® (azacitidine), marketed by Pharmion Corporation, and Dacogen® (decitibine), marketed by MGI Pharma, Inc. and SuperGen, Inc. We expect the company’s BCR-ABL inhibitor, if approved for treatment of CML, to compete with: Gleevec® (imatinib mesylate), marketed by Novartis, Inc.; Sprycel® (dasatinib), marketed by Bristol Myers Squibb, Inc.; AMN-107 (nilotinib), under development by Novartis, Inc.; SKI-606, under development by Wyeth, Inc.; homoharringtonine, under development by ChemGenex, Inc.; INNO-406, under development by Innovive Pharmaceuticals, Inc.; KW-2449, under development by Kyowa Pharma, Inc.; and VX-680, under development by Merck, Inc. Other potential competing products are in clinical trials and preclinical development.

Significant competitors in the area of fragment-based drug discovery include Astex Therapeutics Limited, Plexxikon, Inc., Evotec AG, and Sunesis Pharmaceuticals, Inc.

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

All of our manufacturing is outsourced to third parties with oversight by our internal managers. For Troxatyl, we currently rely on Raylo Chemicals Inc. (“Raylo”), a third party supplier for clinical trial quantities of troxacitabine, the active pharmaceutical ingredient in Troxatyl. In June 2006, it was announced that Raylo was being sold to Gilead Sciences and that the transaction was expected to be completed in the fourth quarter of 2006. As a result, we will likely have to identify and engage an alternative supplier. This will involve transferring and qualifying the manufacturing process for the active pharmaceutical ingredient at the new manufacturing site. There is no guarantee that we will be able to timely engage an alternative supplier, or successfully transfer the manufacturing process, either of which could result in delays in our clinical trials and regulatory submissions for Troxatyl. In addition, the final pharmaceutical presentation of Troxatyl in the form of vials is manufactured by Ben Venue Laboratories, Inc., with whom we have an agreement covering immediate clinical trial needs. We currently do not have a long-term supply arrangement with Ben Venue. We intend to continue this practice of outsourcing our manufacturing services to third parties for any future clinical trials and large-scale commercialization of Troxatyl, and for any other product candidate we advance into clinical trials, including those that may result from our collaboration with Novartis.

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

As of June 30, 2006, we had 122 full-time employees. In the future, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts for Troxatyl and/or BCR-ABL product candidates that may result from our collaboration with Novartis and any other future product candidates.

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

We have incurred substantial net operating losses since our inception. For the three months and six months ended June 30, 2006, we had a net loss attributable to common stockholders of $9.4 million and $19.8 million, respectively. For the years ended December 31, 2005 and 2004, we had a net loss attributable to common stockholders of $29.9 million and 19.1 million, respectively. As of June 30, 2006, we had an accumulated deficit of approximately $155.4 million. We expect our annual net operating losses to increase over the next several years as we expand our research and development activities, and incur significant preclinical and clinical development costs.

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

Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing Troxatyl, BCR-ABL product candidates that may result from our collaboration with Novartis or any other product candidates with significant market potential. We had revenues from collaborations, commercial agreements and grants totaling $7.8 million and $12.6 million for the three months and six months ended June 30, 2006, respectively, and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary source of revenues for the next several years, we do not expect these revenues alone to be sufficient to lead to profitability.

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

We believe that our existing cash and cash equivalents, together with interest thereon, and cash from existing and projected new collaborations, commercial agreements and grants, will be sufficient to meet our projected operating requirements into the fourth quarter of 2007. However, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:

•	terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We have product liability insurance that covers our clinical trials, up to an annual aggregate limit of $5.0 million in the United States, and other amounts in other jurisdictions. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

Our commercial success also depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing products. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our product candidates or proprietary technologies may infringe.

We may be exposed to, or threatened with, future litigation by third parties having patent, trademark or other intellectual property rights alleging that we are infringing their intellectual property rights. If one of these patents was found to cover our product candidates, research methods, proprietary technologies or their uses, or one of these trademarks was found to be infringed, we or our collaborators could be required to pay damages and could be unable to commercialize our product candidates or use our proprietary technologies unless we or they obtain a license to the patent or trademark, as applicable. A license may not be available to us or our collaborators on acceptable terms, if at all. In addition, during litigation, the patent or trademark holder could obtain a preliminary injunction or other equitable right which could prohibit us from making, using or selling our products, technologies or methods. In addition, we or our collaborators could be required to designate a different trademark name for our products, which could result in a delay in selling those products.

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

Our management has broad discretion over the use of proceeds from our initial public offering of our common stock and may allocate the net proceeds in ways that our stockholders may not approve.

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

Approximately 61%, of our total outstanding shares recently became available for resale and may be sold into the market. This could cause the market price of our common stock to decline significantly.

On July 30, 2006, the lock-up agreement with the underwriters in our initial public offering expired. As a result, approximately 61% of our total outstanding shares as of June 30, 2006 became available for resale in the public market as shown in the chart below. An additional approximately 11% of our total outstanding shares as of June 30, 2006, as well as an aggregate of 1,769,905 shares issuable upon exercise of options and warrants outstanding as of June 30, 2006 will became available for resale in the public market in the future as shown in the chart below.

Number of Shares	Type of Securities	Date of Availability for Resale into Public Market

9,148,650	Common stock	Freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended.
1,689,570	Common stock	From time to time upon completion of their respective one-year holding periods, or earlier if the holders exercise any available registration rights.
1,574,276	Options outstanding under our equity incentive plans	Upon the exercise of the options in the future, if ever.
195,629	Warrants exercisable for common stock	Upon the exercise of the warrants in the future, if ever.

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

Number of Shares of Common Stock
Plan	Reserved for Issuance (as of June 30, 2006)

2005 equity incentive plan	376,578
2005 non-employee directors’ stock option plan	75,000
2005 employee stock purchase plan	375,000

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

Use of Proceeds from the Sale of Registered Securities

On January 31, 2006, our registration statement on Form S-1 (Registration No. 333-128059) was declared effective for our initial public offering. The registration statement covered the offer and sale of up to 4,600,000 shares of our common stock. On February 6, 2006, we sold 4,000,000 shares of our common stock for an aggregate offering price of $24.0 million in connection with the closing of our initial public offering through a syndicate of underwriters managed by CIBC World Markets Corp., Piper Jaffrey Co. and JMP Securities LLC. On March 6, 2006, the underwriters exercised in part their over-allotment option and purchased an additional 152,904 shares of our common stock for an aggregate offering price of $0.9 million. As of June 30, 2006, we had invested the $20.6 million in net proceeds from the offering, after deducting underwriting discounts and commissions of approximately $1.7 million and offering expenses of approximately $2.6 million, in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or high-grade commercial paper. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning 10% or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others. Through June 30, 2006, we used approximately $12.0 million of the proceeds from our initial public offering for the clinical development of Troxatyl, further development of our research programs, and working capital and general corporate purposes. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates) or persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for salary expense included regular compensation expenses for officers and board service fees. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended for our initial public offering.

Item 6.	EXHIBITS

Exhibit
Number		Description of Document

3	.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.
3	.2(1)	Form of Registrant’s Amended and Restated Bylaws.
4	.1(4)	Form of Common Stock Certificate of Registrant.
4	.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.
4	.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.
4	.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.
4	.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.
4	.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.
4	.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.
4	.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
32		Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 31, 2006 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.

/s/  W. Todd Myers
W. Todd Myers
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

August 11, 2006