Form 10-Q
period 2006-09-30
SGX PHARMACEUTICALS, INC.
filed 2006-11-13
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51745
SGX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1523147
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of November 7, 2006 was 15,146,878 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Three Months and Nine Months Ended September 30, 2006

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$39,011	$17,718
Accounts receivable	2,786	863
Prepaid expenses and other current assets	2,413	1,241

Total current assets	44,210	19,822
Property and equipment, net	5,481	7,168
Goodwill and intangible assets, net	3,418	3,439
Other assets	596	2,683

Total assets	$53,705	$33,112

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,764	$2,935
Accrued liabilities	4,190	4,190
Other current liabilities	227	128
Current portion of line of credit	7,248	9,733
Deferred rent	63	—
Deferred revenue	7,931	2,218

Total current liabilities	21,423	19,204
Deferred rent	82	169
Deferred revenue, long-term	14,527	2,579
Note payable, net of current portion	—	6,000
Commitments and contingencies
Redeemable convertible preferred stock, par value $.001; Authorized shares — 0 and 19,000,000 at September 30, 2006 and December 31, 2005, respectively; issued and outstanding shares — 0 and 16,692,654 at September 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference and redemption amount — $0 and $48,190 at September 30, 2006 and December 31, 2005, respectively	—	46,837
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized shares — 5,000,000 and 0 at September 30, 2006 and December 31, 2005, respectively; and no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, par value $.001; Authorized shares — 75,000,000 and 50,000,000 at September 30, 2006 and December 31, 2005, respectively; issued and outstanding shares — 15,145,941 and 854,160 at September 30, 2006 and December 31, 2005, respectively	16	1
Notes receivable from stockholders	(21)	(59)
Additional paid-in capital	176,532	99,110
Deferred compensation	—	(5,101)
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(158,844)	(135,628)

Total stockholders’ equity (deficit)	17,673	(41,677)

Total liabilities and stockholders’ equity (deficit)	$53,705	$33,112

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements	$5,014	$3,161	$13,192	$9,924
Grants	1,753	1,732	6,151	4,827

Total revenue	6,767	4,893	19,343	14,751
Expenses:
Research and development	8,583	10,771	35,590	27,610
General and administrative	1,864	4,674	7,420	9,400

Total operating expenses	10,447	15,445	43,010	37,010

Loss from operations	(3,680)	(10,552)	(23,667)	(22,259)
Interest income (expense), net	282	—	500	(76)
Interest expense associated with bridge notes	—	—	—	(1,188)

Net loss	(3,398)	(10,552)	(23,167)	(23,523)
Accretion to redemption value of redeemable convertible preferred stock	—	(55)	(49)	(220)

Net loss attributable to common stockholders	$(3,398)	$(10,607)	$(23,216)	$(23,743)

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(17.47)	$(1.74)	$(43.09)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,048	607	13,323	551

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(23,167)	(23,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,655	3,178
Stock-based compensation	3,809	8,663
Amortization of discount on warrants	125	47
Amortization of discount on warrants associated with bridge notes	—	727
Deferred rent	(24)	(73)
Accrual of interest on bridge notes payable	—	411
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	—
Prepaid expenses and other current assets	(1,249)	(489)
Accounts payable and accrued liabilities	(1,072)	(116)
Deferred revenue	17,661	(8)
Other assets	2,074	(547)

Net cash used in operating activities	(1,111)	(11,730)
Investing activities:
Purchases of property and equipment, net	(857)	(638)

Net cash used in investing activities	(857)	(638)
Financing activities:
Proceeds from lines of credit and notes payable	—	4,000
Principal payments on lines of credit and notes payable	(2,610)	(2,672)
Proceeds from repayment of notes receivable from stockholders	38	81
Issuance of common stock for cash, net of repurchases	25,833	(2)
Issuance of preferred stock, net	—	6,656

Net cash provided by financing activities	23,261	8,063

Net increase (decrease) in cash and cash equivalents	21,293	(4,305)
Cash and cash equivalents at beginning of period	17,718	11,512

Cash and cash equivalents at end of period	$39,011	7,207

Supplemental schedule of cash flow information:
Cash paid for interest	$620	205
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$46,886	—
Conversion of note payable to common stock	$6,000	—
FAS 123R reclass of deferred compensation to additional paid in capital	$5,101	—
Issuance of warrant related to line of credit	—	225
Deferred compensation	$—	14,491
Conversion of bridge notes and redeemable convertible preferred stock to equity	$—	54,530
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
     SGX is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully discover and develop products and market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration (“FDA”) and other government regulations and its ability to obtain additional funding to support its operations.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Certain prior year amounts have been reclassified to conform to the current period presentation.
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
Comprehensive Loss
     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of September 30, 2006 consists entirely of unrealized losses on available-for-sale securities. There was no accumulated other comprehensive loss as of September 30, 2005. The comprehensive loss was $3.4 million and $23.2 million for the three months and nine months ended September 30, 2006, respectively.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Net Loss Per Share
     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, and common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same.
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
     The weighted-average estimated fair value of employee stock options granted during the three months and nine months ended September 30, 2006 was $2.83 and $4.37 per share, respectively, using the Black-Scholes model with the following assumptions (annualized percentages):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Expected volatility	67%	66%
Risk-free interest rate	4.9%	4.7%
Dividend yield	0%	0%
Expected term	6.25 years	6.25 years
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
     As stock-based compensation expense recognized in the Statement of Operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12% during the three months and nine months ended September 30, 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to stock-based compensation is recognized on a straight-line basis for those awards issued on January 1, 2006 or later. Compensation expense for awards issued prior to January 1, 2006 is continuing to be recognized on an accelerated method until vesting is complete. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative expense based upon the department to which the associated employee or non-employee reports.
     Total stock-based compensation expense recognized for the three months and nine months ended September 30, 2006, related to all of the Company’s stock-based awards granted, was comprised as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Research and development	$361	$1,836
General and administrative	$575	$1,973

Stock-based compensation expense	$936	$3,809

Stock-based compensation expense per common share, basic and diluted:	$0.06	$0.29

     The adoption of FAS 123R did not impact the cash flow from operations and investing and financing activities during the three months and nine months ended September 30, 2006.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options using a Black-Scholes option pricing model with a 63% expected volatility, 3% risk-free interest rate, 0% dividend yield, and a 4 year expected term for the three and nine months ended September 30, 2005. The Company’s pro forma information is as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders, as reported	$(10,607)	$(23,743)
Add: Stock-based employee compensation expense included in reported net loss	5,127	8,754
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,427)	(5,239)

SFAS 123 pro forma net loss	$(6,907)	$(20,228)
As reported net loss per common share, basic and diluted	$(17.47)	(43.09)
SFAS 123 pro forma net loss per common share, basic and diluted	$(11.38)	$(36.71)
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
5. Stockholders’ Equity
Common Stock
     In connection with certain stock purchase agreements with founders, directors, employees and consultants, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under these agreements vest over periods of up to four years. At September 30, 2006, 7,987 shares were subject to repurchase by the Company.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
     The following table summarizes activity related to stock options to purchase shares of the Company’s common stock:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining Life	Intrinsic
	Shares	Price	in Years	Value
				(In thousands)
Outstanding at December 31, 2005	1,146,686	$2.13
Granted	674,750	$6.79
Exercised	(95,427)	$1.06
Cancelled	(119,483)	$3.86

Outstanding at September 30, 2006	1,606,526	$4.02	8.79	$1,345

Options exercisable at September 30, 2006	546,675	$3.11	8.08	$671

     Selected information regarding stock options as of September 30, 2006:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of	Life in	Exercise	of	Exercise
Price	Shares	Years	Price	Shares	Price
$1.00	842,850	8.63	$1.00	420,923	$1.00
$1.58-$7.66	637,283	9.37	$6.52	44,570	$4.18
$7.69-$8.18	41,250	9.48	$7.83	—	$—
$13.44	85,143	5.65	$13.44	81,182	$13.44

$1.00-$13.44	1,606,526	8.79	$4.02	546,675	$3.11

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The per share weighted-average grant date fair value of options granted (as determined through the use of the Black-Scholes pricing model) during the nine months ended September 30, 2006 was $4.37. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.7 million, which is expected to be recognized over a weighted average period of 1.91years.
     At September 30, 2006, 294,215 shares remained available for future issuance or grant under the 2005 Plan.
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount will be increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. At September 30, 2006, 75,000 shares remained available for issuance under the directors’ plan
Restricted Stock and Restricted Stock Unit Grants
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
     At September 30, 2006 and December 31, 2005, respectively, there were 167,500 shares and 37,188 shares, respectively, of unvested restricted common stock outstanding under these agreements.
     Changes in the Company’s restricted stock for the nine months ended September 30, 2006 were as follows (in thousands except per share amounts):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2006	37	$10.37
Granted	150	7.66
Vested	(19)	10.37

Non-vested restricted stock at September 30, 2006	168	$7.94

     For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $0.1 million and $0.4 million, respectively, related to outstanding restricted stock grants.
     As of September 30, 2006, there was $0.8 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.28 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $227,000.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Common Stock Options to Consultants
     As of September 30, 2006, the Company has outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 13,232 were exercised, and 20,225 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $(13,000) and $131,000 during the three and nine months ended September 30, 2006. There was no charge to operations in 2005. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
2005 Employee Stock Purchase Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 employee stock purchase plan (the “purchase plan”). The purchase plan became effective upon the effectiveness of the Company’s initial public offering. The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless the board of directors terminates it earlier. An aggregate of 375,000 shares of the Company’s common stock are reserved for issuance under the purchase plan. This amount will be increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of common stock.
     Unless otherwise determined by board of directors or its authorized committee, common stock is purchased for accounts of employees participating in the purchase plan at a price per share equal to the lower of (1) 85% of the fair market value of a share of the Company’s common stock on the date of commencement of participation in the offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.
     The offering date of the purchase plan was February 6, 2006 and the first purchase date was September 15, 2006 (the “2006 Purchase Date”). The purchase price for the 2006 Purchase Date was $1.90 and 59,368 shares of common stock were issued in September 2006 under the purchase plan. During the three months and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $13,000 and $20,000, respectively, related to the 2006 Purchase Date.
     At September 30, 2006, 315,632 shares remained available for issuance under the purchase plan.
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
     Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, will receive research funding over the first two years of the collaboration of $9.1 million (with an option by Novartis for an additional two years), will receive reimbursement of out-of-pocket costs incurred in connection with performing its responsibilities under the research plan and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company is amortizing the upfront payment of $20.0 million on a straight-line basis over the four year estimated research period. Accordingly, for the three and nine months ended September 30, 2006, the Company has recorded approximately $1.3 million and $2.5 million, respectively, of revenue related to the amortization of the upfront payment and approximately $1.1 million and $2.3 million, respectively, related to the research funding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005 and our unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2006 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.
BUSINESS OVERVIEW
     We are a biotechnology company incorporated in Delaware on July 16, 1998 and focused on the discovery, development and commercialization of innovative cancer therapeutics.
Oncology Product Pipeline
     We are advancing our internal oncology product pipeline through the application of our proprietary approach to drug discovery that is based upon the use of small fragments, or scaffolds, of drug-like molecules, known as Fragments of Active Structures, or FAST. We have successfully applied FAST to generate novel, potent and selective small molecule compounds for many proteins, or drug targets that have been implicated in cancers and other diseases. The FAST drug discovery process involves simultaneous identification and visualization of chemical scaffolds preferentially bound to the target protein. Thereafter, three-dimensional structural information is used to guide optimization of the potency and selectivity of the small molecule lead bound to the target. The resulting low-molecular weight leads typically possess good drug-like properties, thereby increasing the likelihood of success in further lead optimization and preclinical testing for eventual drug candidate selection. Our current FAST drug discovery programs are focused on BCR-ABL, MET, JAK2, and other important oncology targets, including RAS.
     We are developing inhibitors of an enzyme known as BCR-ABL, in collaboration with Novartis under a license and collaboration agreement we entered into in March 2006, which are our most advanced product candidates discovered using FAST. We continue to progress these candidates towards development candidate nomination and anticipate filing an Investigational New Drug, or IND, application and initiating a Phase I clinical study in the third quarter of 2007. In this program, we designed and are developing these product candidates as a treatment for Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow, which is resistant to treatment with the current standard of care, Gleevec ® (imatinib mesylate) marketed by Novartis Pharmaceuticals Corporation. The goal of the collaboration is to develop a once daily oral therapy for the treatment of both first-line and Gleevec-resistant CML.
     Additional internal programs at the lead optimization stage are focused on the targets MET and JAK2. Lead optimization is the stage at which lead compounds discovered using FAST are further modified to improve their potency, specificity, in vivo efficacy and safety. MET is a receptor tyrosine kinase protein that controls cell growth, division, and motility, and is implicated in a range of solid tumors, including lung and kidney cancers, multiple myeloma, and glioblastoma. JAK2 is non-receptor tyrosine kinase protein that is mutated in a significant fraction of patients diagnosed with the myeloproliferative disorders Polycythemia Vera, Myelofibrosis, and Essential Thrombocytopenia. For both of these targets, our goal is to develop once daily oral therapies for the relevant indications. Nomination of a development candidate targeting MET is currently anticipated for the second half of 2007.
     Based on our experience with FAST to date, our current oncology product pipeline, and the status of our active discovery programs, and assuming allocation of additional resources for research and development, we believe that our drug discovery platform, based on FAST and protein structure-based design, is capable of producing at least one new IND candidate per year, starting in 2007 with our BCR-ABL program. We intend to continue our strategy of entering into collaborative alliances around certain of our internal programs in order to generate near-term revenue and offset discovery and development costs, as we did with our BCR-ABL program. Based on FAST and related technologies, we have generated aggregate revenues from collaborations, commercial agreements and grants of approximately $68.3 million during the nine months ended September 30, 2006 and during the years ended 2005 and 2004.

Troxatyl
     In August 2006, we announced that we had discontinued our Phase II/III clinical trial of Troxatyl for the third line treatment of acute myelogeous leukemia, or AML, based on a recommendation from the study’s independent data and safety monitoring board. The data and safety monitoring board found that interim study response rates were unlikely to provide evidence of a treatment benefit as a third line treatment for patients with AML. The recommendation to discontinue this clinical trial was not made due to safety concerns. Since discontinuing the clinical trial, we have reviewed a majority of the clinical data from enrolled patients and have found that this analysis from additional patients supports the conclusion reached by the data and safety monitoring board. We are continuing to evaluate the remaining clinical data from enrolled patients but do not expect that this evaluation will change our analysis.
     Data obtained in earlier Phase I and Phase II studies performed by Shire BioChem, Inc. (“Shire”) indicates that there may be additional clinical development opportunities for Troxatyl in both solid tumor and hematological indications. However, further development of Troxatyl for these other indications will likely require large, randomized studies, which if successful, would not lead to a potential regulatory approval until 2011 at the earliest, if at all. Following a review of our oncology product pipeline and the current resources available to us, we have determined we will not initiate additional Troxatyl clinical studies while, in consultation with Shire, we consider the future options for Troxatyl, such as seeking one or more third party collaborative or cooperative arrangements.
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
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding January 1, 2006 and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25. Stock-based compensation expense recognized under SFAS 123R for the three months and nine months ended September 30, 2006 was $0.9 million and $3.8 million, respectively (excluding stock-based compensation expense for share based awards to non-employees). At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $0.7 million, which is expected to be recognized over a weighted average period of 1.91 years. Total stock options granted during the three and nine months ended September 30, 2006 represented 1.0% and 4.5% of total outstanding shares as of the end of each period, respectively. Assuming the conversion of all of our previously outstanding shares of preferred stock and a $6.0 million convertible note as of September 30, 2005, total stock options granted during the three and nine months ended September 30, 2005 represented 1.3% and 15.6%, respectively, of total outstanding shares as of the end of each period.
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
     For purposes of estimating the fair value of stock options granted during the three months and nine months ended September 30, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 12 companies, consistent with the guidance in SFAS 123R and SAB 107. If our stock price volatility assumption were increased to 72%, the weighted average estimated fair value of stock options granted during the three months and nine months ended September 30, 2006 would increase by $0.12 per share, or 4.2%, from $2.83 to $2.95 and $0.24 per share, or 5.5%, from $4.37 to $4.61, respectively.
     The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.9% and 4.7% for the three months and nine months ended September 30, 2006, respectively) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months and nine months ended September 30, 2006 by $0.05 per share, or 1.8% and $0.10 per share, or 2.3%, respectively.
     We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended September 30, 2006 and 2005 were $6.8 million and $4.9 million, respectively. The increase of $1.9 million, or 39%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million) and the initiation of the research services in connection with the collaboration with Novartis (approximately $1.1 million). These additional revenues were offset by a reduction in revenues due to the conclusion of research services in 2006 which were ongoing in 2005.

Research and Development Expense.
     Research and development expenses for the three months ended September 30, 2006 and 2005 were $8.6 million and $10.8 million, respectively. The decrease of $2.2 million, or 20%, was primarily attributable to a $2.0 million decrease in clinical trial expenses and a $2.0 million net reduction in stock-based compensation expense, offset by an increase of $1.0 million related to additional headcount and associated salaries and $0.7 million related to additional facilities-related expenses.
General and Administrative Expense.
     General and administrative expenses for the three months ended September 30, 2006 and 2005 were $1.9 million and $4.7 million, respectively. The decrease of $2.8 million, or 60%, was primarily attributable to a $2.2 million net reduction in stock-based compensation expense, $0.4 million reduction in facilities-related expenses, and $0.2 million reduction in salaries expense.
Interest Income (Expense), net
     For the three months ended September 30, 2006, we recorded net interest income of $0.3 million. We recorded no net interest income (expense) for the three months ended September 30, 2005. The increased net interest income is attributable to higher cash balances in 2006 as compared to 2005. The higher cash balances are the result of the proceeds received from our initial public offering in January 2006 and the Novartis Agreement signed in March 2006.
Nine Months Ended September 30, 2006 and 2005
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the nine months ended September 30, 2006 and 2005 were $19.3 million and $14.8 million, respectively. The increase of $4.5 million, or 30%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $2.5 million), the initiation of the research services in connection with the collaboration with Novartis (approximately $2.3 million), increased research grant efforts (approximately $1.3 million) and the continuation of research services performed in connection with our collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc. (approximately $1.2 million). These additional revenues were offset by a reduction in revenues due to the conclusion of research services in 2006 which were ongoing in 2005.
Research and Development Expense.
     Research and development expenses for the nine months ended September 30, 2006 and 2005 were $35.6 million and $27.6 million, respectively. The increase of $8.0 million, or 29%, was primarily attributable to $4.5 million of additional clinical development costs for Troxatyl, $1.7 million related to increased laboratory supply usage, $1.3 million related to an increased use of outside services, $1.3 million related to additional headcount and associated salaries, and $0.9 million related to additional facilities-related expenses, offset by a $1.8 million net reduction in stock-based compensation expense.

General and Administrative Expense.
     General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $7.4 million and $9.4 million, respectively. The decrease of $2.0 million, or 21%, was primarily attributable to an $0.8 million increase in legal and other professional services and a $0.5 million increase in accrued salaries and related costs, offset by a $3.0 million net reduction in stock-based compensation expense.
Interest Income (Expense), net
     For the nine months ended September 30, 2006, we recorded net interest income of $0.5 million as compared to $76,000 of net interest expense for the nine months ended September 30, 2005. The increased net interest income is attributable to higher cash balances in 2006 as compared to 2005. The higher cash balances are the result of the proceeds received from our initial public offering in January 2006 and the Novartis Agreement signed in March 2006.
Interest Expense Associated with Bridge Notes.
     We recorded interest expense of $1.2 million during the nine months ended September 30, 2005, related to the bridge notes issued in July and September 2004. In April 2005, the principal and accrued interest under the bridge notes was converted into shares of our preferred stock. As a result, we incurred no interest expense associated with bridge notes in the nine months ended September 30, 2006.
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
     We recorded revenues from collaborations, commercial agreements and grants totaling $19.3 million for the nine months ended September 30, 2006 and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. We anticipate existing collaborations, commercial agreements and grants will provide a total of approximately $44.3 million in cash throughout the full year 2006. These proceeds are subject to us performing certain services under the existing agreements. If we were to fail to perform these services, we would not receive all of the proceeds under these agreements.
     We made debt repayments of $2.6 million for the nine months ended September 30, 2006. As of September 30, 2006, an aggregate of $0.5 million was outstanding under our line of credit excluding the line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in September 2005, which is discussed below. The debt agreements subject us to certain financial and non-financial covenants and we are in compliance with these covenants.
     In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. Approximately $7.1 million of the $9.0 million drawn down is outstanding at September 30, 2006 and an additional $1.0 million of equipment and leasehold financing remains available under the agreement. The agreement contains both financial and non-financial covenants and we are in compliance with these covenants.

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
     As of September 30, 2006, cash and cash equivalents totaled approximately $39.0 million as compared to $17.7 million at December 31, 2005, an increase of $21.3 million. The increase resulted primarily from $19.3 million of revenue under grants, collaborations and commercial agreements and $25.8 million from the issuance of common stock offset by $36.8 million of expenses and equipment purchases (excluding non-cash items totaling approximately $6.6 million) and $2.6 million in repayments on lines of credit and notes payable. We had $1.1 million of net cash used in operating activities and approximately $0.9 million of purchases of property and equipment during the nine months ended September 30, 2006. The net cash used in operating activities was comprised of the net loss for the nine months ended September 30, 2006 of $23.2 million, offset by non-cash charges for stock-based compensation of $3.8 million and depreciation and amortization of $2.7 million. In addition, in connection with the Novartis license and collaboration agreement, we received an additional $20.0 million in cash in May 2006, which was recorded as deferred revenue and is being amortized to revenue accordingly.
     Following a review of our oncology product pipeline and the resources currently available to us we have determined we will not initiate additional Troxatyl clinical studies while, in consultation with Shire, we consider the future options for Troxatyl, such as seeking one or more third party collaborative or cooperative arrangements. As such, we are unable to estimate the costs, if any, we will incur in the future development of Troxatyl. We are also unable to estimate with certainty the costs we will incur in the future preclinical and clinical development of other product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of our BCR-ABL program. We also expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area, including our programs focused on MET, JAK2, and other oncology targets. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and, with respect to Troxatyl, in consultation with Shire.
Funding Requirements
     Our future capital uses and requirements depend on numerous factors, including but not limited to the following:
•	terms and timing of any collaborative, licensing and other arrangements that we may establish, including by partnering our internal discovery programs, such as MET and JAK2;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

     We believe that our existing cash and cash equivalents, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements through 2008. Consistent with our existing business development strategy, we anticipate establishing new collaborations and commercial agreements, and based on our projections of the cash that could be received under these new collaborations and agreements, together with our projections regarding future milestones to be earned under existing collaborations, we believe we would have sufficient cash and cash equivalents to meet projected operating requirements into 2010.
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
Off-Balance Sheet Arrangements
     As of September 30, 2006 and December 31, 2005, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in the Notes to Financial Statements and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of September 30, 2006, we held no short-term investments and our cash equivalents were held in checking accounts, money market accounts and high-grade corporate securities. We do not have any holdings of derivative financial or commodity instruments, or any material foreign currency denominated transactions.
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors, or risk factors that contain changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
Risks Relating to Our Business
* We have recently discontinued our pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of Acute Myelogenous Leukemia, or AML, and we do not currently expect we will continue clinical development of Troxatyl for AML or any other indication without a third party collaborator or cooperative arrangement.
     In August 2006 we discontinued our pivotal Phase II/III clinical trial for the third-line treatment of Acute Myelogenous Leukemia, or AML, following a recommendation from our data and safety monitoring board, or DSMB. The DSMB found that the response rates in the trial were unlikely to provide evidence of a treatment benefit as a third-line treatment for patients with AML. Following the announcement of the termination of this trial, our stock price declined significantly. While data obtained in earlier Phase I and Phase II clinical trials of Troxatyl indicates that there may be additional clinical development opportunities for Troxatyl in certain solid tumor and hematological indications, further clinical development of Troxatyl in AML or other indications will require us to complete additional and more extensive clinical trials, which would be costly and time consuming and would not lead to potential FDA approval of Troxatyl until 2011 at the earliest, if at all. Following a review of our oncology discovery pipeline and the resources currently available to us, we have determined we will not initiate additional Troxatyl clinical studies while, in consultation with Shire, we consider the future options for Troxatyl. We will likely only continue clinical development of Troxatyl if such development is funded in whole or in part by a third party collaborator or through another cooperative arrangement. If we make this determination, we may not enter into an agreement with a third party collaborator, or other third party, on acceptable terms or at all, or obtain the necessary approvals to such agreement under our license agreement with Shire. Even if the clinical development of Troxatyl in AML or any other indication were continued, it may not lead to a commercial drug either because it may not be possible to demonstrate that it is safe and effective in clinical trials and therefore we are not able to obtain necessary approvals from the U.S. Food and Drug Administration, or FDA, and similar foreign regulatory agencies, or because we, or any third party collaborator, have inadequate financial or other resources to advance this product candidate through the clinical trial process.
     Clinical development of Troxatyl in AML or other indications, given the outcome of the Phase II/III clinical trial, will be more difficult because it may be challenging to recruit patients for additional clinical trials, obtain regulatory approval, or if Troxatyl is approved, gain market and physician acceptance for Troxatyl. It may also be difficult for public capital markets to value a Troxatyl product and this could have a negative impact on our stock price and our business. If we were to continue our clinical development program for Troxatyl in AML or any other indication and it is not funded by a third party collaborator, we would have fewer resources to devote to the research and development of other potential product candidates in our oncology pipeline and such a decision could cause our stock price to decline further and may adversely affect our reputation in the industry and in the investment community and/or otherwise have a material impact on our business. Assuming we do not continue the further development of Troxatyl, we will be dependent upon the success of the other potential product candidates in our pipeline or other compounds we may in-license. All of our other compounds or potential product candidates are in preclinical development or the discovery stage. In addition, Shire, from whom we licensed Troxatyl in July 2004, may not agree with our decision to terminate further development of Troxatyl, which may lead to a dispute between us under the license agreement.
* Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
     Positive results from preclinical studies and early clinical trials should not be relied upon as evidence that later-stage or large-scale clinical trials will succeed. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in preclinical testing and early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results, such as our experience with the pivotal Phase II/III clinical trial of Troxatyl for the third-line treatment of AML. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.
     If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate which may cause our stock price to decline further and may materially and adversely affect our business.
* Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.
     The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. Troxatyl, our only drug candidate to date that has been in clinical development, was licensed from Shire in 2004. Because we do not currently know when or if we will continue clinical development of Troxatyl for AML or any other indication, we are more dependent on the potential success of our technologies and internal preclinical oncology pipeline. During the past several years, we have transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our goal is to internally develop oncology product candidates and to leverage our approach to drug discovery that is based upon the use of small fragments of drug-like molecules, known as Fragments of Active Structures, or FAST, and related technologies, to form lead generation collaborations. Our most advanced program based on our internal efforts using FAST is our BCR-ABL program, which is at the preclinical development stage and is currently the subject of a license and collaboration agreement with Novartis.
     The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, there is presently no clinical validation for the targets which are the focus of the discovery programs in our oncology pipeline, such as MET or JAK2, and there is no guarantee that we will be able to successfully advance any compounds we recommend for clinical development from these programs. In addition, compounds we recommend for clinical development may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. Our ability to identify new compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we were to continue our clinical development program for Troxatyl in AML or any other indication and it is not funded by a third party collaborator, we would have fewer resources to devote to the further research and development of other potential product candidates in our oncology pipeline. There is no guarantee that we will be able to successfully advance any product candidates in our preclinical programs into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale.

* Because the results of preclinical studies are not necessarily predictive of future results, we can provide no assurances that BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis or any other product candidates will have favorable results in clinical trials, or receive regulatory approval.
     Positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through pre-clinical studies and clinical trials. If our BCR-ABL product candidates or any other product candidates, fail to progress through pre-clinical studies, including toxicology studies or demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts related to BCR-ABL inhibitors, we may not be able to generate sufficient revenues to become profitable, and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease significantly.
*Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate significant revenues.
     Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether any clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	obtaining any required approvals from our collaborators, such as Novartis for any BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.
     In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Further, as was the case with our pivotal Phase II/III clinical trial for the third-line treatment of AML that was terminated in August of this year, a clinical trial may be suspended or terminated by us, our data and safety monitoring board, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or insufficient efficacy; or

•	lack of adequate funding to continue the clinical trial.
     If we experience delays in the completion of, or termination of, any clinical trial of a BCR-ABL product candidate that may be selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.
* We rely on third parties to conduct our clinical trials If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
     We relied on third parties to conduct our pivotal Phase II/III clinical trial for Troxatyl that was terminated in August of this year and intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all or a portion of any future clinical trials. We may not be able to control the amount and timing of resources that third parties devote to our clinical trials or the quality or timeliness of the services performed by such third parties. In any future clinical trials, in the event that we are unable to maintain our relationship with any clinical trial sites, or elect to terminate the participation of any clinical trial sites, we may experience the loss of follow-up information on patients enrolled in such clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines in connection with any future clinical trials, or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, our reputation in the industry and in the investment community may be significantly damaged and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

* Any product candidates we advance into clinical trials are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
     The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of any other product candidates we advance into clinical trials are subject to extensive regulation by the FDA in the United States and by comparable governmental authorities in foreign markets. In the United States, neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of an NDA from the FDA. The process of obtaining NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change. In addition, as a company, we have not previously filed an NDA with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is never guaranteed. The FDA or any of the applicable European and Canadian regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:
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
* Any product candidate we advance into clinical trials may cause undesirable side effects that could delay or prevent its regulatory approval or commercialization.
     Undesirable side effects caused by any product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing product candidates we advance into clinical trials and generating revenues from its sale. In addition, if any product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:
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
* Even if any product candidate we advance into clinical trials receives regulatory approval, our product candidates may still face future development and regulatory difficulties.
     If any product candidate we advance into clinical trials receives U.S. regulatory approval, the FDA may still impose significant restrictions on the indicated uses or marketing of the product candidate or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
* Because we exclusively licensed our product candidate, Troxatyl, from Shire and our rights are subject to certain licenses to Shire from third parties, any dispute with Shire or between Shire and any of these third parties may adversely affect our business or our ability to develop and commercialize Troxatyl if we elect to proceed with its development.
     In late July 2004, we licensed exclusive worldwide rights to our product candidate, Troxatyl, from Shire. We are in discussions with Shire regarding the future development plans for Troxatyl. If there is any dispute between us and Shire regarding our rights or obligations under the license agreement, including diligence obligations, the achievement of milestones or interpretation of financial or other provisions, we risk litigation and our business may be adversely affected. In addition, our exclusive license to Troxatyl is subject to the terms and conditions of a license from Yale University and the University of Georgia Research Foundation, Inc. to Shire. If Shire breaches the terms or conditions of any of these underlying licenses to Shire or otherwise is engaged in a dispute with any of these third party licensors, such breaches by Shire or disputes with Shire could result in a loss of, or other material adverse impact on, our rights under our exclusive license agreement with Shire. Any loss of our rights from Shire or through Shire from these third parties could delay or completely terminate our product development efforts for Troxatyl, if we elect to proceed with its development, or involve litigation.
*We currently depend on one collaboration partner, Novartis, for a portion of our revenues and for the future commercialization of one of our significant research programs. If our license and collaboration agreement with Novartis terminates, our business and, in particular, our BCR-ABL program, will be seriously harmed.
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
*The success of our BCR-ABL inhibitor program depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize development candidates we may identify under the collaboration, or experiences significant delays in doing so, our business may be harmed.
     As Novartis is responsible for the clinical development of product candidates identified under the collaboration after the first Phase 1 clinical trial, the future success of our BCR-ABL program will depend in large part on our ability to maintain our relationship with Novartis with respect to product candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated and we may experience further delays in the collaboration’s progress. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to develop product candidates we may identify under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec ® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.

* If we fail to establish new collaborations and other commercial agreements, we may have to reduce or limit our internal drug discovery and development efforts and our business may be adversely affected.
     Revenue generation utilizing our FAST drug discovery platform and related technologies, or compounds identified by us from the application of our technologies, is important to us in the near term to provide us with funds for reinvestment in our internal drug discovery and development programs. In particular, because we do not currently anticipate that the development of Troxatyl for AML or any other indication will lead to product revenues until 2011, at the earliest, if at all, we currently are more dependent on generating revenue from our FAST drug discovery platform and related technologies or compounds identified by us from the application of our technologies. If we fail to establish additional collaborations, commercial agreements or out-licensing arrangements on acceptable terms, we may not generate sufficient revenue to support our internal discovery and development efforts. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, we may under some circumstances find it necessary to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations.
We are dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.
     The success of our current business strategy and our near and long-term viability will depend in part on our ability to successfully establish new strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that may be discovered through our drug discovery platform we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. And our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms. In addition, if as a result of our financial condition or other factors we enter into a strategic collaboration while a drug candidate program is in early preclinical development, we may not generate as much near- or longer-term revenue from such program as we could have generated if we had the resources to further independently develop such program.
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
     We have limited control over the amount and timing of resources that our current collaborators or any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, such as Novartis, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. For example, Novartis markets Gleevec ® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose.
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

* If our competitors develop treatments for AML, CML or any other therapeutic area that are approved more quickly, marketed more effectively or demonstrated to be more effective than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.
     Most cancer indications for which we are developing products have a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action.
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. We expect our BCR-ABL inhibitor, if approved for treatment of CML, to compete with: Gleevec ® (imatinib mesylate), marketed by Novartis, Inc.; Sprycel ® (dasatinib), marketed by Bristol Myers Squibb, Inc.; AMN-107 (nilotinib), under development by Novartis, Inc.; SKI-606, under development by Wyeth, Inc.; homoharringtonine, under development by ChemGenex, Inc.; INNO-406, under development by Innovive Pharmaceuticals, Inc.; KW-2449, under development by Kyowa Pharma, Inc.; VX-680, under development by Merck, Inc.; and XL228, under development by Exelixis, Inc. Other potential competing products are in clinical trials and preclinical development.
     We expect Troxatyl, if developed and approved for the treatment of AML, to compete with: cytarabine, a generic compound often known as Ara-C, which is also used in combination with the anthracycline agents daunorubicin, idarubicin, and mitoxantrone; Mylotarg ® (gemtuzumab ozogamicin), marketed by Wyeth Pharmaceuticals Inc.; and Clolar tm (clofarabine), marketed by Genzyme Corporation in the United States and approved in the E.U. in May 2006 under the trade-name Evoltra. In addition, we are aware of a number of other potential competing products, including: Cloretazine tm (VNP40101M), which is being developed by Vion Pharmaceuticals, Inc. and is currently in a Phase III clinical trial in AML patients; Zarnestra ® (tipifarnib), under development by Johnson & Johnson Pharmaceutical Research and Development, LLC; Velcade ® (bortezomib), under development for this indication by Millennium Pharmaceuticals, Inc.; Avastin ® (bevacizumab), under development for this indication by Genentech, Inc.; Vidaza ® (azacitidine), under development for this indication by Pharmion Corporation; Dacogen ® (decitabine), under development by MGI Pharma, Inc. and SuperGen, Inc.; and Zosuquidar tm (KAN-979), under development by Kanisa Pharmaceuticals, Inc. We also expect Troxatyl, if used for treatment of MDS, to compete with Revlimid ® (lenalodomide), marketed by Celgene, Inc., which has been approved for use in a subset of MDS patients, Vidaza ® (azacitidine), marketed by Pharmion Corporation, and Dacogen ® (decitibine), marketed by MGI Pharma, Inc. and SuperGen, Inc.
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
* We have limited experience in identifying, acquiring or in-licensing, and integrating third parties’ products, businesses and technologies into our current infrastructure. If we determine that future acquisition, in-licensing or other strategic opportunities are desirable and do not successfully execute on and integrate such targets, we may incur costs and disruptions to our business.
     An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. For example, our product candidate, Troxatyl, was initially developed by Shire and licensed to us in July 2004. Although we are not currently a party to any other agreements or commitments other than our agreement with Shire and particularly given the negative outcome of the Phase II/III clinical trial for Troxatyl, we may seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:
•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to the development of acquired products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	dilution to existing stockholders in the event of an acquisition by another entity;

•	higher than expected acquisition and integration costs;

•	increased amortization expenses;

•	difficulties in and costs of combining the operations and personnel of any businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees.

     Finally, we may devote resources to potential in-licensing opportunities or strategic transactions that are never completed or fail to realize the anticipated benefits of such efforts.
* We do not have internal manufacturing capabilities, and if we fail to develop and maintain supply relationships with collaborators or other third party manufacturers, we may be unable to develop or commercialize our products.
     All of our manufacturing is outsourced to third parties with oversight by our internal managers. We intend to continue this practice of outsourcing our manufacturing services to third parties for any future clinical trials and commercialization of any other product candidate we advance into clinical trials. Our ability to develop and commercialize products depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.
* If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to generate product revenue.
     We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. As we are currently evaluating our future plans for Troxatyl, we have not yet determined what our sales and marketing strategy for Troxatyl (if it is approved) would be. In North America, we currently expect to commercialize any BCR-ABL product candidates that may result from our collaboration with Novartis, and certain other potential product candidates for other indications that are of strategic interest to us, and plan to establish internal sales and marketing capabilities for those product candidates. We plan to seek third party partners for indications and in territories, such as outside North America, which may require more extensive sales and marketing capabilities. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
* The commercial success of any product that we may develop depends upon market acceptance among physicians, patients, health care payors and the medical community.
     Even if any product we may develop obtains regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, health care payors and the medical community. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
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
     If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become profitable.
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
* We will need to increase the size of our organization, and we may experience difficulties in managing growth.
     As of September 30, 2006, we had 122 full-time employees. In the future, we will need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical trials, continue our research and development and collaborative activities, and commercialize our product candidates. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
* If we fail to attract and keep key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.
     We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization efforts for any future product candidates.
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
Risks Relating to our Finances and Capital Requirements
* We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred substantial net operating losses since our inception. For the three months and nine months ended September 30, 2006, we had a net loss attributable to common stockholders of $3.4 million and $23.2 million, respectively. For the years ended December 31, 2005 and 2004, we had a net loss attributable to common stockholders of $29.9 million and $19.1 million, respectively. As of September 30, 2006, we had an accumulated deficit of approximately $158.8 million. If we were to continue clinical development of Troxatyl other than under a collaborative or cooperative arrangement with a third party, we would expect our annual net operating losses to increase over the next several years as we increase our development activities, and incur significant clinical development costs. If we decide not to continue clinical development of Troxatyl and do not in-license another product candidate, we would expect our research and development expenses to less than those years in which we were conducting clinical development activities around Troxatyl. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability. However, further development of Troxatyl will likely require large, randomized studies, which if successful, would not lead to a potential regulatory approval until 2011 at the earliest, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
* We currently lack a significant continuing revenue source and may not become profitable.
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, products resulting from our BCR-ABL, MET or JAK2 programs would not generate product sales, if at all, until at least 2010. We had revenues from collaborations, commercial agreements and grants totaling $6.8 million and $19.3 million for the three months and nine months ended September 30, 2006, respectively, and $21.6 million and $27.3 million for the years ended December 31, 2005 and 2004, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, we do not expect these revenues alone to be sufficient to lead to profitability.
     Our ability to generate continuing revenues depends on a number of factors, including:
•	obtaining new collaborations and commercial agreements;

•	performing under current and future collaborations, commercial agreements and grants, including achieving milestones;

•	successful completion of clinical trials for any product candidate we advance into clinical trials;

•	achievement of regulatory approval for any product candidate we advance into clinical trials; and

•	successful sales, manufacturing, distribution and marketing of our future products, if any.
     If we are unable to generate significant continuing revenues, we will not become profitable, and we may be unable to continue our operations.
* We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     We believe that our existing cash and cash equivalents, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements through 2008. Consistent with our existing business development strategy, we anticipate establishing new collaborations and commercial agreements, and based on our projections of the cash that could be received under these new collaborations and agreements, together with our projections regarding future milestones to be earned under existing collaborations, we believe we would have sufficient cash and cash equivalents to meet projected operating requirements into 2010. However, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:
•	terms and timing of any collaborative, licensing and other arrangements that we may establish, including by partnering our internal discovery programs, such as MET and JAK2;

•	rate of progress and cost of our clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Until we can generate significant continuing revenues, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic transactions, or collaborations, commercial agreements and grants. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts.
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
     Various patent applications and patents are directed to Troxatyl and its methods of manufacturing and use, along with Troxatyl formulations, intermediates and modes of administration. For example, one U.S. patent claims Troxatyl itself as a composition of matter. This U.S. composition of matter patent is due to expire in 2008, and there are corresponding applications pending in various other countries, as well as a granted European and Japanese patent. Additional U.S. patents encompass methods of treating cancer using Troxatyl, and methods of treating CML or AML with Troxatyl in patients previously treated with Ara-C, which patents are due to expire in 2015 and 2020, respectively. In some of the major territories, such as the United States, Europe and Japan, patent term extension/restoration may be available to compensate for time taken during aspects of the product’s regulatory review. However, we cannot be certain that an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extended period will be. In addition, even though some regulatory agencies may provide some other exclusivity for a product under its own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we continue clinical development of Troxatyl, and we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated.
Risks Relating to the Securities Markets and Ownership of our Common Stock
*Market volatility may affect our stock price.
     Until our initial public offering in February 2006, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the development status of or clinical trial results for our product candidates;

•	announcements of new products or technologies, commercial relationships or collaboration arrangements or other events by us or our competitors;

•	events affecting our collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities; and

•	changes in accounting principles generally accepted in the United States.
     In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price, such as the decline in our stock price following the announcement in August 2006 of the termination of our Phase II/III clinical trial for Troxatyl. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

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
* If our executive officers, directors and largest stockholders choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.
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
* Future sales of our common stock may cause our stock price to decline significantly.
     On July 30, 2006, the lock-up agreement with the underwriters in our initial public offering expired. As a result, approximately 62% of our total outstanding shares as of September 30, 2006 was available for resale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended, or Securities Act, as of September 30, 2006. An additional approximately 10% of our total outstanding shares as of September 30, 2006, as well as an aggregate of 1,802,155 shares issuable upon exercise of options and warrants outstanding as of September 30, 2006 will become available for resale in the public market in the future. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.
     We filed a registration statement under the Securities Act to register the shares of common stock issuable upon exercise of all outstanding options as of September 30, 2006 as well as shares that we may issue in the future under our 2005 equity incentive plan, 2005 non-employee directors’ stock option plan and 2005 employee stock purchase plan as shown in the chart below:

Number of Shares of Common Stock
Plan	Reserved for Issuance (as of September 30, 2006)
2005 equity incentive plan	294,215
2005 non-employee directors’ stock option plan	75,000
2005 employee stock purchase plan	315,632
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from the Sale of Registered Securities
     On January 31, 2006, our registration statement on Form S-1 (Registration No. 333-128059) was declared effective for our initial public offering. The registration statement covered the offer and sale of up to 4,600,000 shares of our common stock. On February 6, 2006, we sold 4,000,000 shares of our common stock for an aggregate offering price of $24.0 million in connection with the closing of our initial public offering through a syndicate of underwriters managed by CIBC World Markets Corp., Piper Jaffrey Co. and JMP Securities LLC. On March 6, 2006, the underwriters exercised in part their over-allotment option and purchased an additional 152,904 shares of our common stock for an aggregate offering price of $0.9 million. As of September 30, 2006, we had invested the $20.6 million in net proceeds from the offering, after deducting underwriting discounts and commissions of approximately $1.7 million and offering expenses of approximately $2.6 million, in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or high-grade commercial paper. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning 10% or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others. Through September 30, 2006, we used approximately $20.3 million of the proceeds from our initial public offering for the clinical development of Troxatyl, further development of our research programs, and working capital and general corporate purposes. The proceeds used to date were used to make direct payments to third parties who were not our officers or directors (or their associates) or persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for salary expense included regular compensation expenses for officers and board service fees. Unless we decide to continue the clinical development of Troxatyl for AML or any other indication, we expect to use the remaining $0.3 million of net proceeds from our initial public offering to fund our research and development programs, and for working capital and general corporate purposes.
Item 5. OTHER INFORMATION
On November 10, 2006, the Board of Directors of the Company approved change of control and severance arrangements to be entered into between the Company and the following Company executive officers: Michael Grey, the Company’s President and Chief Executive Officer; Stephen Burley, the Company’s Chief Scientific Officer and Senior Vice President, Research; Terence Rugg, the Company’s Chief Medical Officer and Vice President, Development; W. Todd Myers, the Company’s Chief Financial Officer; Annette North, the Company’s Vice President, Legal Affairs and Corporate Secretary; and Siegfried Reich, the Company’s Vice President, Drug Discovery, pursuant to agreements substantially identical to the form of change in control severance agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Pursuant to these arrangements, upon a change of control (as defined in the change in control severance agreement), the vesting of equity awards held by the executive officers would be accelerated by 12 months. In addition, if an executive officer’s employment is terminated without “Cause” (as defined in the change in control severance agreement) at any time, the executive officers will receive 12 months salary continuation and, with respect to Mike Grey and Stephen Burley only, 12 months accelerated vesting of stock options or other equity awards.
If an executive officer’s employment is terminated without “cause” or the officer resigns for “Good Reason” (as defined in the change in control severance agreement) within three months prior to or 12 months following a change of control, then the executive officer is generally entitled to the following benefits (in lieu of 12 months salary continuation):
▪	a lump sum payment of 12 months (or in the case of Mr. Grey, 24 months) salary;

▪	continuation of health and welfare benefits for 12 months;

▪	the targeted bonus for the year in which the change of control occurs;

▪	continuance of the executive officer’s indemnification rights and liability insurance;

▪	automatic vesting of the executive officer’s unvested stock options and equity awards; and

▪	an extension of the option exercise period to up to 12 months (or in the case of Mr. Grey, up to 15 months) or, in each case, such shorter period as complies with Section 409A of the Internal Revenue Code.
Payments due by the Company to the executive officer pursuant to the Agreements will not be “grossed up” to reduce or eliminate the effect of the “golden parachute” or other tax provisions of the Internal Revenue Code. Any obligation to pay such taxes remains an obligation of the executive officer.
The above description of the Agreements is qualified in its entirety by reference to the form of change in control severance agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Item 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(1)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

10.1	Form of Change in Control Severance Agreement

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K on March 31, 2006 and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.

/s/ W. Todd Myers

W. Todd Myers
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
November 13, 2006