Form 10-Q
period 2007-03-31
SGX PHARMACEUTICALS, INC.
filed 2007-05-15
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐      No  ☑
     The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of April 30, 2007 was 15,333,748 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,755	$27,877
Short-term investments	6,000	6,000
Accounts receivable	2,539	3,532
Prepaid expenses and other current assets	2,216	1,616

Total current assets	35,510	39,025
Property and equipment, net	4,934	5,435
Goodwill and intangible assets, net	3,407	3,412
Other assets	592	592

Total assets	$44,443	$48,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,271	$2,109
Accrued liabilities	2,582	4,774
Other current liabilities	213	330
Current portion of line of credit	6,716	7,552
Deferred revenue	7,245	6,997

Total current liabilities	19,027	21,762
Deferred rent	44	66
Deferred revenue, long-term	11,541	13,023
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; Authorized shares — 5,000,000 at March 31, 2007 and December 31, 2006; and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.001; Authorized shares — 75,000,000 at March 31, 2007 and December 31, 2006; issued and outstanding shares — 15,327,080 and 15,166,109 at March 31, 2007 and December 31, 2006, respectively	16	16
Notes receivable from stockholders	(5)	(21)
Additional paid-in capital	178,650	177,355
Accumulated other comprehensive loss	(4)	(8)
Accumulated deficit	(164,826)	(163,729)

Total stockholders’ equity	13,831	13,613

Total liabilities and stockholders’ equity	$44,443	$48,464

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months
	Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements	$5,647	$3,357
Grants	5,321	1,372

Total revenue	10,968	4,729
Expenses:
Research and development	10,018	12,051
General and administrative	2,233	3,068

Total operating expenses	12,251	15,119

Loss from operations	(1,283)	(10,390)
Interest income (expense), net	185	(25)

Net loss	(1,098)	(10,415)
Accretion to redemption value of redeemable convertible preferred stock	—	(49)

Net loss attributable to common stockholders	$(1,098)	$(10,464)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(1.06)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,228	9,886

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(1,098)	(10,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	774
Stock-based compensation	989	1,569
Issuance of common stock for services	101	—
Amortization of discount on warrants	42	42
Deferred rent	(22)	(7)
Changes in operating assets and liabilities:
Accounts receivable	993	827
Prepaid expenses and other current assets	(600)	(976)
Accounts payable and accrued liabilities	(2,147)	559
Deferred revenue	(1,234)	(923)
Other assets	—	1,734

Net cash used in operating activities	(2,404)	(6,816)
Investing activities:
Purchases of short-term investments	(15,000)	—
Sales and maturities of short-term investments	15,000	—
Purchases of property and equipment, net	(66)	(67)

Net cash used in investing activities	(66)	(67)
Financing activities:
Principal payments on lines of credit and notes payable	(878)	(717)
Proceeds from repayment of notes receivable from stockholders	16	27
Issuance of common stock for cash, net of repurchases	210	25,655

Net cash (used) provided by financing activities	(652)	24,965

Net (decrease) increase in cash and cash equivalents	(3,122)	18,082
Cash and cash equivalents at beginning of period	27,877	17,718

Cash and cash equivalents at end of period	$24,755	35,800

Supplemental schedule of cash flow information:
Cash paid for interest	$190	254
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	46,886
Conversion of note payable to common stock	$—	6,000
FAS 123R reclass of deferred compensation to additional paid in capital	$—	5,101
Non cash increase in accounts receivable and deferred revenue	$—	20,000
See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business
     SGX Pharmaceuticals, Inc. (“SGX” or the “Company”), was incorporated in Delaware on July 16, 1998. SGX is a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics.
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007.
     The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Revenue Recognition
     The Company’s collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of collaboration agreements, development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
Comprehensive Loss
     The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive loss as of March 31, 2007 consists entirely of unrealized losses on available-for-sale securities. The comprehensive loss was $1.1 million and $10.5 million for the three months ended March 31, 2007 and 2006, respectively.

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
Recent Adopted Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening retained earnings. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position.
     As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings on January 1, 2007, as the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. At March 31, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at either January 1, 2007 or March 31, 2007. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
     The Company has not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If the Company experienced a greater than 50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carryforwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. , debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.

Share-Based Compensation
     The Company recorded $1.0 million ($0.06 per share) and $1.6 million ($0.16 per share) of total share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense (in thousands) is allocated among the following categories:

	Three Months Ended
	March 31,
	2007	2006
Research and development expenses	$501	$893
General and administrative expenses	488	676

Total	$989	$1,569

     The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average			Weighted-
	Risk-Free	Dividend	Average	Average Option
	Interest Rate	Yield	Volatility	Life (Years)
Three months ended March 31, 2007	4.68%	0%	73.0%	6.25
Three months ended March 31, 2006	4.60%	0%	65.0%	6.25
     Beginning January 1, 2006, the Company calculated the estimated life of stock options granted using the “simplified” method, which uses the average of the vesting term and the actual term of the option, based on guidance from the SEC as contained in SAB No. 107 permitting the initial use of this method. The Company will continue to use the “simplified” method throughout 2007. The Company determined expected volatility for the periods presented using the average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB107”).
     The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options, restricted stock units or common stock purchased under the ESPP. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which may result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.
     A summary of activity in the Option Plan for the three-month period ended March 31, 2007 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Option Shares	Price
Outstanding at December 31, 2006	1,584,100	$3.96
Granted	700,085	3.63
Exercised	(53,728)	1.01
Cancelled	(33,193)	4.91

Outstanding at March 31, 2007	2,197,264	3.92

Options exercisable shares as of March 31, 2007	705,968	3.45
     As of March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.4 million, which is expected to be recognized over a weighted-average period of 2.83 years.
3. Stockholders’ Equity
Common Stock
     In connection with a stock purchase agreement with a director, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under this agreement vest over a period of three years. At March 31, 2007, 5,903 shares were subject to repurchase by the Company.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Stock Options
     In February 2000, the Company adopted its 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provided for the grant of up to 1,755,000 shares pursuant to incentive and non-statutory stock options, stock bonuses or sales of restricted stock. The Company ceased granting options under the 2000 Plan upon the effectiveness of the Company’s initial public offering.
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock are authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that are not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. On January 1, 2007, the share reserve under the 2005 Plan automatically increased by an aggregate of 500,000 shares of common stock. At March 31, 2007, 148,320 shares remained available for future issuance or grant under the 2005 Plan.
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
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. No options were granted under the directors’ plan during 2006 or the three months ended March 31, 2007. At March 31, 2007, 75,000 shares remained available for issuance under the directors’ plan.
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
     Changes in the Company’s restricted stock for the three months ended March 31, 2007 were as follows:

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	142,188	$7.87
Granted	—
Vested	(33,125)	$8.19

Non-vested restricted stock at March 31, 2007	109,063	$7.77

     For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $0.2 million related to outstanding restricted stock grants.
     As of March 31, 2007, there was $0.6 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.63 years. The total fair value of shares vested during the three months ended March 31, 2007 was $0.2 million.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Common Stock Options to Consultants
     As of March 31, 2007, the Company had outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 53,232 were exercised, and 15,221 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $23,000 and $146,000 during the three months ended March 31, 2007 and 2006, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
2005 Employee Stock Purchase Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 employee stock purchase plan (the “purchase plan”). The purchase plan became effective upon the effectiveness of the Company’s initial public offering. The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless the board of directors terminates it earlier. An aggregate of 375,000 shares of the Company’s common stock are reserved for issuance under the purchase plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of common stock. On January 1, 2007, the share reserve under the purchase plan automatically increased by an aggregate of 150,000 shares of common stock.
     Unless otherwise determined by the board of directors or its authorized committee, common stock is purchased for accounts of employees participating in the purchase plan at a price per share equal to the lower of (1) 85% of the fair market value of a share of the Company’s common stock on the date of commencement of participation in the offering or (2) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.
     During the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of approximately $86,000 and $0, respectively, related to the purchase plan. On March 15, 2007, 80,683 shares of common stock were purchased under the purchase plan. At March 31, 2007, 384,949 shares remained available for issuance under the purchase plan.
4. License and Collaboration Agreement
     On March 27, 2006, the Company entered into the Novartis Agreement with Novartis for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Novartis Agreement, the parties are collaborating to develop one or more BCR-ABL inhibitors and Novartis has been granted exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada.
     Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, is receiving research funding over the first two years of the collaboration of $9.1 million (with an option by Novartis for an additional two years) receives reimbursement of certain out-of-pocket costs incurred in connection with performing its responsibilities under the research plan and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company is amortizing the upfront payment of $20.0 million on a straight-line basis over the four year estimated research period. Accordingly, for the three months ended March 31, 2007, the Company has recorded approximately $1.3 million of revenue related to the amortization of the upfront payment and approximately $1.1 million related to the research funding.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the three month period ended March 31, 2007 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Reort on Form 10-K for the year ended December 31, 2006. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.
BUSINESS OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics. We were incorporated in Delaware on July 16, 1998.
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
     We are developing inhibitors of an enzyme known as BCR-ABL, in collaboration with Novartis Institutes for Biomedical Research (“Novartis”) under a license and collaboration agreement we entered into in March 2006. In this program, we designed and are developing these inhibitors for the treatment of Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow, which is resistant to treatment with the current standard of care, Gleevec ® (imatinib mesylate), marketed by Novartis Pharmaceuticals Corporation. The overall goal of the collaboration is to develop an oral therapy for the treatment of both first-line and Gleevec-resistant CML. We are continuing to progress potential drug candidates under the collaboration and contingent upon successful completion of further preclinical studies, including toxicology studies, our anticipated timeline for the filing of an IND in this program is the first half of 2008.
     In February 2007, we announced the nomination of a MET development candidate, SGX523, for IND-enabling preclinical development. SGX523 is an internally developed, orally bioavailable small molecule inhibitor of the MET receptor tyrosine kinase. SGX523 has shown significant selectivity for MET over more than 200 protein kinases and potent in-vitro and in-vivo activity. The MET receptor tyrosine kinase plays an important role in the control of cell growth, division and motility, and the formation of blood vessels, and is implicated as a causative agent in a broad range of solid tumors, including lung, colon, prostate, gastric, and kidney cancers. Pending successful completion of further preclinical studies, including formal toxicology studies, we are targeting the filing of an IND application for SGX523 in the first quarter of 2008.
     An additional internal program is focused on the target JAK2. JAK2 is a non-receptor tyrosine kinase protein that is mutated in a significant percentage of patients diagnosed with the blood disorders known as myeloproliferative disorders, such as Polycythemia Vera, Chronic Idiopathic Myelofibrosis, and Essential Thrombocythemia. For this target, our goal is to develop a once daily oral therapy for the relevant indications. Pending successful completion of further preclinical studies, nomination of a development candidate in our JAK2 program is targeted for the second half of 2007.
     Our FAST drug discovery technology provides us with the opportunity to pursue many different oncology targets that we believe are clearly implicated in cancers, and for which we believe FAST could provide a distinct advantage over conventional methods of lead discovery. The goal in each of our programs is to develop small molecule drugs with improved efficacy and reduced side effect profiles to current therapies or development compounds. As we develop and grow our oncology pipeline, we intend to continue our strategy of entering into collaborative alliances around certain of our internal programs, in order to generate near-term revenue and offset discovery and development costs, as we did with our BCR-ABL program.

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
Revenue Recognition
     Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of our collaboration agreements, development milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
     Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent , and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.
     None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.
Stock-Based Compensation Expense
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment , which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123R became effective for us on January 1, 2006.
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123R. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to adopting the provisions of SFAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 was $1.0 million (excluding stock-based compensation expense for share based awards to non-employees). At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.4 million, which is expected to be recognized over a weighted average period of 2.83 years. Total stock options granted during the three months ended March 31, 2007 and March 31, 2006 represented 4.6% and 3.34% of our total outstanding shares as of the end of each fiscal quarter, respectively.
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
     For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS 123R and SAB 107.
     As permitted by Staff Accounting Bulletin No. 107, Share Based Payment (“SAB107”), we utilize the “shortcut approach” to estimate an option’s expected term, which represents the period of time that an option granted is expected to be outstanding. The expected term of options granted is derived from the average midpoint between vesting and the contractual term and is 6.25 years.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 4.68% for the three months ended March 31, 2007).
     We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and current expectations with respect to paying dividends. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.

Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of preclinical and clinical drug supplies and to contract research organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.
Deferred Tax Asset Valuation Allowance
     Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2007 and December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended March 31, 2007 and 2006 were $11.0 million and $4.7 million, respectively. The increase of $6.3 million, or 134%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million) and research services provided in connection with the collaboration with Novartis (approximately $1.1 million). In addition, we recognized approximately $3.5 million of revenue during the three months ended March 31, 2007 related to the reimbursement of overhead costs incurred on grant research efforts since the commencement of the grant in July 2005.

Research and Development Expense.
     Research and development expenses for the three months ended March 31, 2007 and 2006 were $10.0 million and $12.1 million, respectively. The decrease of $2.1 million, or 17%, was primarily attributable to a $2.4 million decrease in clinical trial expenses as a result of discontinuing the clinical development of Troxatyl in 2006, offset by an increase of $0.3 million related to salaries, supplies and other costs related to the development of internal research programs.
General and Administrative Expense.
     General and administrative expenses for the three months ended March 31, 2007 and 2006 were $2.2 million and $3.1 million, respectively. The decrease of $0.9 million, or 29%, was primarily attributable to a $0.2 million net reduction in stock-based compensation expense and $0.6 million reduction in consulting and other professional services.
Interest Income (Expense), net
     For the three months ended March 31, 2007, we recorded net interest income of $0.2 million. We recorded $25,000 of net interest expense for the three months ended March 31, 2006. The increased net interest income is attributable to higher average cash balances in the first quarter of 2007 as compared to the first quarter of 2006. The higher cash balances are the result of the proceeds received from the Novartis Agreement signed in March 2006.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We have historically funded our operations primarily through the sale of our equity securities and funds received from our collaborations, commercial agreements, grants and debt financings.
     We have recorded revenues from our collaborations, commercial agreements and grants totaling $11.0 million, $27.8 million, and $21.6 million for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively.
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
     As of March 31, 2007, an aggregate of approximately $6.7 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in 2005 and other lines of credit entered into prior to 2005. The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2007, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 9.14% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made debt repayments of approximately $0.9 million and $0.7 million for the three months ending March 31, 2007 and 2006, respectively.

Cash Flows
     Our cash flows for 2007 and beyond will depend on a variety of factors, some of which are discussed below.
     As of March 31, 2007, cash, cash equivalents and short-term investments totaled approximately $30.8 million as compared to $33.9 million at December 31, 2006, a decrease of approximately $3.1 million. The decrease is primarily due to cash used to fund ongoing operations and debt repayments which was offset by cash received associated with our existing grants and collaborations and commercial arrangements.
     For the three months ended March 31, 2007, net cash used in operating activities was approximately $2.4 million reflecting the net loss for this period of $1.1 million, a decrease in accounts payable and accrued liabilities of $ 2.1 million and a decrease in deferred revenue of $1.2 million, offset primarily by a net decrease in accounts receivable and other assets of $0.4 million and non-cash items totaling $1.7 million. Net cash used by financing activities was approximately $0.7 million, reflecting $0.9 million in repayments on lines of credit and notes payable, offset by proceeds from the issuance of common stock of approximately $0.2 million.
     For the three months ended March 31, 2006, net cash used in operating activities was approximately $6.8 million, reflecting the net loss for this period of $10.4 million and a decrease in deferred revenue of $0.9 million, offset primarily by increases in accounts receivable and other assets of $1.6 million, accounts payable and accrued liabilities of $0.6 million and non-cash items totaling $2.4 million. Net cash used by investing activities was nominal. Net cash provided by financing activities was approximately $25.0 million, reflecting net proceeds of $25.7 million from the issuance of common stock in connection with our initial public offering, offset by $0.7 million in repayments on lines of credit and notes payable.
      We are discussing with Shire the future options for Troxatyl. As such, we are unable to estimate the costs, if any, we will incur in the future development of Troxatyl. We are also unable to estimate with certainty the costs we will incur in the future preclinical and clinical development of other product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of our BCR-ABL program. We also expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area, including our programs focused on MET, JAK2, and other oncology targets. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and, with respect to Troxatyl, in consultation with Shire.
Funding Requirements
     Our future capital uses and requirements depend on numerous factors, including but not limited to the following:
•	terms and timing of any collaborative, licensing and other arrangements that we may establish, including partnering our internal discovery programs, such as MET and JAK2;

•	rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
Off-Balance Sheet Arrangements
     As of March 31, 2007 and December 31, 2006, we had not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities, auction rate securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of March 31, 2007, our cash equivalents were held in checking accounts, money market accounts and commercial paper securities and our short-term investments were held in auction rate securities. We do not hold any derivative financial or commodity instruments, and we have an immaterial amount of foreign currency denominated transactions.

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
Part II — OTHER INFORMATION
Item 1A. RISK FACTORS.
     The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors, or risk factors that contain changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
Risks Relating to Our Business
* Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.
     The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. Troxatyl, our only drug candidate to date that has been in clinical development, was licensed from Shire in 2004. We have no current plans for continuing the clinical development of Troxatyl. During the past several years, we have transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our most advanced programs are our BCR-ABL program, which is currently the subject of a license and collaboration agreement with Novartis, and our MET program. Both of these programs are in the preclinical development stage and there is no guarantee that these programs will advance through pre-clinical development into clinical development. The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, there is presently little or no clinical validation for the targets which are the focus of the programs in our oncology pipeline such as MET or JAK2, other than our BCR-ABL program, and there is no guarantee that we will be able to successfully advance any compounds we recommend for clinical development from these programs. We have experienced a delay in selecting a development candidate in our BCR-ABL program. Contingent upon successful completion of further preclinical studies, including toxicology studies, our anticipated timeline for the filing of an IND in this program is now the first half of 2008. However, our compounds may never successfully complete preclinical studies and we may never successfully file an IND or commence clinical trials of any compounds in our BCR-ABL program. In addition, compounds we recommend for clinical development in any of our programs may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. There is no guarantee that we will be able to successfully advance any product candidates in our preclinical programs into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale. Although it has been our goal to file one IND per year, to date, we have not filed an IND for any internally developed product candidate. We may not ever successfully file an IND or commence clinical trials of an internally developed compound.

* The results of early preclinical studies are not necessarily predictive of the results of future preclinical studies, and there is no guarantee that any of our drug candidates in preclinical development will progress through to clinical development.
          Positive results from early preclinical studies on drug candidates should not be relied upon as evidence that the results of further preclinical studies will be successful or that the drug candidate will progress into clinical studies. Drug discovery is inherently unpredictable, and the historical rate of failure for drug candidates in preclinical testing is extremely high. Drug candidates that have shown promising results in studies in rodents can have negative results when evaluated further in higher species, such as our experience with one of the lead candidates in our BCR-ABL program. If negative preclinical results are seen in more than one compound from a particular chemical series, there may be an increased likelihood that additional compounds from that series will demonstrate the same or similar negative results. Companies frequently suffer setbacks in preclinical studies such as our experience with the lead candidates in our BCR-ABL program. There is no guarantee that any of our drug candidates, including those in our BCR-ABL and MET programs, will progress through preclinical development into clinical development.
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
•	identifying and selecting a suitable development candidate;

•	obtaining any required approvals from our collaborators, such as Novartis for any BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.
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
     As Novartis is responsible for the clinical development of product candidates identified under the collaboration after the first Phase 1 clinical trial, the future success of our BCR-ABL program will depend in large part on our ability to maintain our relationship with Novartis with respect to product candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated, and we may experience further delays in the collaboration’s progress. It is possible that we and Novartis may never select a development candidate and commence clinical trials. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to develop product candidates we may identify under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec ® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.
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
     We intend to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all or a portion of any future clinical trials. We may not be able to control the amount and timing of resources that third parties devote to any clinical trials we may commence or the quality or timeliness of the services performed by such third parties. In any future clinical trials, in the event that we are unable to maintain our relationship with any clinical trial sites, or elect to terminate the participation of any clinical trial sites, we may experience the loss of follow-up information on patients enrolled in such clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines in connection with any future clinical trials, or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, our reputation in the industry and in the investment community may be significantly damaged, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
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
* If our competitors develop treatments for CML or any other therapeutic area that are approved more quickly, marketed more effectively or demonstrated to be more effective than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.
     Most cancer indications for which we are developing products have a number of established therapies with which our product candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action.
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. We expect that any BCR-ABL inhibitor that we may potentially develop for treatment of CML to compete with Gleevec ® (imatinib), marketed by Novartis, Inc., Tasigna ® (nilotinib), for which an NDA was recently filed by Novartis, Inc., Sprycel ® (dasatinib), marketed by Bristol Myers Squibb, Inc., MK-0457, under development by Merck and Co., SKI-606, under development by Wyeth, Inc., INNO-406, under development by Innovive Pharmaceuticals, Inc., homoharringtonine, under development by ChemGenex, Inc., KW-2449, under development by Kyowa Pharma, Inc., and XL228, under development by Exelixis, Inc. Other potential competing products are in clinical trials and preclinical development.
     We expect that any MET inhibitor that we may potentially develop for treatment of cancers, to compete with XL880 and XL184, each under development by Exelixis, Inc., ARQ197, under development by Arqule, Inc., PF02341066, under development by Pfizer, Inc., AMG102, under development by Amgen, Inc., MP470, under development by SuperGen, Inc., and MGCD265, under development by Methylgene Inc. Other potential competing products are in clinical trials and preclinical development.
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

*We have limited experience in identifying, acquiring or in-licensing, and integrating third parties’ products, businesses and technologies into our current infrastructure. If we determine that future acquisition, in-licensing or other strategic opportunities are desirable and do not successfully execute on and integrate such targets, we may incur costs and disruptions to our business.
     An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. For example, our product candidate, Troxatyl, was initially developed by Shire and licensed to us in July 2004. Although we are not currently a party to any other in-licensing agreements or commitments other than our agreement with Shire, we may, particularly given the negative outcome of the Phase II/III clinical trial for Troxatyl, seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:
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
* We are subject to uncertainty relating to health care reform measures and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our product candidates’ commercial success.
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
     In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. We are not yet able to assess the full impact of this legislation and it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. In addition, because we are approaching an election year, there may be significant healthcare reform and other measures that may adversely impact our business. This could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.
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
* In the event that we determine that we need to increase the size of our organization, we may experience difficulties in managing growth.
     As of March 31, 2007, we had 118 full-time employees. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through clinical development and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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

     Our success depends on our continued ability to attract, retain and motivate highly qualified management and chemists, biologists, and preclinical and clinical personnel. The loss of the services of any of our senior management, particularly Michael Grey, our President and Chief Executive Officer, or Stephen Burley, our Chief Scientific Officer and Senior Vice President, Research, could have an adverse effect on our business. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.
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
     We have incurred substantial net operating losses since our inception. For the three months ended March 31, 2007, we had a net loss attributable to common stockholders of $1.1 million. This net loss reflects $3.5 million recognized as revenue during the three months ended March 31, 2007 arising from the agreement reached with the National Institutes of Health in February 2007 for the reimbursement of overhead costs incurred on grant research efforts since the commencement of the grant in July 2005. For the years ended December 31, 2006 and 2005, we had a net loss attributable to common stockholders of $28.1 million and $29.9 million, respectively. As of March 31, 2007, we had an accumulated deficit of approximately $164.8 million. We expect our annual net operating losses to continue over the next several years as we conduct our research and development activities, and incur preclinical and clinical development costs. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to commence clinical trials, obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability.
* We currently lack a significant continuing revenue source and may not become profitable.
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our BCR-ABL, MET or JAK2 programs will generate product sales. We had revenues from collaborations, commercial agreements and grants totaling $11.0 million for the three months ended March 31, 2007 and $27.8 million and $21.6 million for years ended December 31, 2006 and 2005, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability.
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
     Until we can generate significant continuing revenues, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings, strategic transactions, or collaborations, commercial agreements and grants. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, if our stock price declines for any reason and/or we are unable to obtain additional funding, we may fail to satisfy the NASDAQ Global Market listing requirements. In particular, if our market capitalization falls below $50 million, and our stockholders’ equity balance falls below $10 million, we will fail to meet the listing requirements. If we fail to meet the NASDAQ listing requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts.
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
     We have product liability insurance that covered our Troxatyl clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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

Item 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(6)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

4.9	Form of Warrant issued by Registrant in November and December 2006 to Oxford Finance Corporation and Silicon Valley Bank.

10.39+(6)	Change of Control Severance Agreement dated February 9, 2007 between Registrant and Stephen K. Burley.

10.42+(6)	Change of Control Severance Agreement dated January 2, 2007 between Registrant and Siegfried Reich.

10.44+(6)	Summary of 2007 Bonus Award Program.

10.45+(6)	Letter Agreement dated February 9, 2007 between Registrant and Stephen K. Burley.

10.46(6)	Fifth Amendment to Collaboration and License Agreement dated March 1, 2007 between Registrant and Eli Lilly and Company

10.47(6)	First Amendment to the Drug Discovery Agreement dated March 1, 2007 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10.48(6)	Fourth Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-10505 Roselle Street, LLC.

10.49(6)	Second Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-3770 Tansy Street, LLC.

10.5+	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Grant Notice thereunder.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the commission on March 31, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 30, 2007, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC. /s/ W. Todd Myers W. Todd Myers
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting
Officer)
May 15, 2007