Form 10-Q
period 2007-06-30
SGX PHARMACEUTICALS, INC.
filed 2007-08-14
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of July 31, 2007 was 15,353,108 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,794	$27,877
Short-term investments	11,300	6,000
Accounts receivable	1,863	3,532
Prepaid expenses and other current assets	1,437	1,616

Total current assets	31,394	39,025
Property and equipment, net	4,460	5,435
Goodwill and intangible assets, net	3,403	3,412
Other assets	581	592

Total assets	$39,838	$48,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,887	$2,109
Accrued liabilities	3,345	4,774
Other current liabilities	298	330
Current portion of line of credit	5,872	7,552
Deferred revenue	7,354	6,997

Total current liabilities	18,756	21,762
Deferred rent	22	66
Deferred revenue, long-term	10,069	13,023
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; Authorized shares — 5,000,000 at June 30, 2007 and December 31, 2006; and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.001 per share; Authorized shares — 75,000,000 at June 30, 2007 and December 31, 2006; issued and outstanding shares — 15,349,983 and 15,166,109 at June 30, 2007 and December 31, 2006, respectively	16	16
Notes receivable from stockholders	—	(21)
Additional paid-in capital	179,814	177,355
Accumulated other comprehensive gain (loss)	1	(8)
Accumulated deficit	(168,840)	(163,729)

Total stockholders’ equity	10,991	13,613

Total liabilities and stockholders’ equity	$39,838	$48,464

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements	$5,722	$4,821	$11,369	$8,178
Grants	2,784	3,027	8,105	4,399

Total revenue	8,506	7,848	19,474	12,577
Expenses:
Research and development	10,524	14,956	20,542	27,007
General and administrative	2,126	2,488	4,359	5,556

Total operating expenses	12,650	17,444	24,901	32,563

Loss from operations	(4,144)	(9,596)	(5,427)	(19,986)
Interest income (expense), net	131	242	316	217

Net loss	(4,013)	(9,354)	(5,111)	(19,769)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(49)

Net loss attributable to common stockholders	$(4,013)	$(9,354)	$(5,111)	$(19,818)

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.62)	$(0.33)	$(1.60)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,337	15,035	15,281	12,392

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(5,111)	$(19,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	1,878
Stock-based compensation	2,091	2,873
Issuance of common stock for services	149	—
Amortization of discount on warrants	84	84
Deferred rent	(44)	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,669	(354)
Prepaid expenses and other current assets	179	(971)
Accounts payable and accrued liabilities	(1,683)	2,597
Deferred revenue	(2,597)	18,083
Other assets	11	2,051

Net cash (used in) provided by operating activities	(4,185)	6,453
Investing activities:
Purchases of short-term investments	(26,000)	—
Sales and maturities of short-term investments	20,700	—
Purchases of property and equipment, net	(83)	(537)

Net cash used in investing activities	(5,383)	(537)
Financing activities:
Principal payments on lines of credit and notes payable	(1,764)	(1,663)
Proceeds from repayment of notes receivable from stockholders	21	34
Issuance of common stock for cash, net of repurchases	228	25,677

Net cash (used in) provided by financing activities	(1,515)	24,048

Net increase (decrease) in cash and cash equivalents	(11,083)	29,964
Cash and cash equivalents at beginning of period	27,877	17,718

Cash and cash equivalents at end of period	$16,794	$47,682

Supplemental schedule of cash flow information:
Cash paid for interest	$364	$421

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$46,886

Conversion of note payable to common stock	$—	$6,000

FAS 123R reclassification of deferred compensation to additional paid in capital	$—	$5,101

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Revenue Recognition
     The Company’s collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research and, in the case of collaboration agreements, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
Comprehensive Loss
      The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive income (loss) as of June 30, 2007 consists entirely of unrealized gains (losses) on available-for-sale securities. The comprehensive loss was $4.0 million and $5.1 million for the three months and six months ended June 30, 2007, respectively, and $9.4 million and $19.8 million for the three months and six months ended June 30, 2006, respectively.

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
Recently Adopted Accounting Pronouncements
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
     As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings on January 1, 2007, as the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. At June 30, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at either January 1, 2007 or June 30, 2007. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
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
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 . SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.

Share-Based Compensation
     The Company recorded $1.1 million ($0.07 per share) and $2.1 million ($0.14 per share) of total share-based compensation expense for the three months and six months ended June 30, 2007, respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense (in thousands) is allocated among the following categories:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development	$549	$582	$1,050	$1,475
General and administrative	553	722	1,041	1,398

Stock-based compensation expense	$1,102	$1,304	$2,091	$2,873

Stock-based compensation expense per common share, basic and diluted:	$0.07	$0.09	$0.14	$0.23

     The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average			Weighted-
	Risk-Free	Dividend	Average	Average Option
	Interest Rate	Yield	Volatility	Life (Years)
Three months ended June 30, 2007	4.66%	0%	73%	6.25
Three months ended June 30, 2006	5.00%	0%	67%	6.25

Six months ended June 30, 2007	4.68%	0%	73%	6.25
Six months ended June 30, 2006	4.70%	0%	65%	6.25
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
     A summary of activity in the Option Plan for the six-month period ended June 30, 2007 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Option Shares	Price
Outstanding at December 31, 2006	1,584,100	$3.96
Granted	813,085	3.83
Exercised	(67,254)	1.01
Cancelled	(107,535)	4.60

Outstanding at June 30, 2007	2,222,396	3.98

Options exercisable shares as of June 30, 2007	836,764	$3.60

     As of June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted-average period of 2.62 years.
3. Stockholders’ Equity
Common Stock
     In connection with a stock purchase agreement with a director, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under this agreement vest over a period of three years. At June 30, 2007, 4,862 shares were subject to repurchase by the Company.

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
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock are authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that are not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. On January 1, 2007, the share reserve under the 2005 Plan automatically increased by an aggregate of 500,000 shares of common stock. At June 30, 2007, 159,662 shares remained available for future issuance or grant under the 2005 Plan.
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
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock are reserved for issuance under the directors’ plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. In March 2007, we amended the directors’ plan to increase the automatic annual grants to be issued to each of our non-employee directors on the date of the annual meeting of stockholders to 10,000 shares. In June 2007, we amended the directors’ plan to increase the options granted to an Non-Employee Director who is elected or appointed for the first time to be chairman to 15,000 shares of common stock, and to increase the chairman’s annual grant to 20,000 shares of common stock. No options were granted under the directors’ plan during 2006 and 50,000 options were granted during the six months ended June 30, 2007. No options under the directors’ plan have been exercised or cancelled. At June 30, 2007, 25,000 shares remained available for issuance under the directors’ plan.
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
     Changes in the Company’s restricted stock for the six months ended June 30, 2007 were as follows:

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	142,188	$7.87
Granted	—
Vested	(46,875)	$8.29

Non-vested restricted stock at June 30, 2007	95,313	$7.66

     For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to outstanding restricted stock grants.
     As of June 30, 2007, there was $0.5 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six months ended June 30, 2007 was $0.4 million.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Common Stock Options to Consultants
     As of June 30, 2007, the Company had outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 58,232 were exercised, and 12,797 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $6,000 and $29,000, and $(3,000) and $143,000, during the three and six months ended June 30, 2007 and 2006, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
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
     During the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of approximately $89,000 and $175,000, respectively, related to the purchase plan. On March 15, 2007, 80,683 shares of common stock were purchased under the purchase plan. At June 30, 2007, 384,949 shares remained available for issuance under the purchase plan.
4. License and Collaboration Agreement
     On March 27, 2006, the Company entered into a collaboration Agreement with Novartis for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Novartis Agreement, the parties are collaborating to develop one or more BCR-ABL inhibitors and Novartis has been granted exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada.
     Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, is receiving research funding over the first two years of the collaboration of $9.1 million (with an option by Novartis for an additional two years), receives reimbursement of certain out-of-pocket costs incurred in connection with performing its responsibilities under the research plan and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company is amortizing the upfront payment of $20.0 million on a straight-line basis over the four year estimated research period. Accordingly, for the three and six months ended June 30, 2007 and 2006, respectively, the Company has recorded approximately $1.2 million and $2.5 million of revenue, and $1.3 million and $1.3 million, respectively, related to the amortization of the upfront payment and approximately $1.4 million and $3.1 million, and $1.1 million and $1.1 million, respectively, related to the combined research funding and related out-of-pocket cost reimbursement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the three and six month periods ended June 30, 2007 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.
BUSINESS OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of innovative cancer therapeutics. We were incorporated in Delaware on July 16, 1998.
     We are advancing our internal oncology product pipeline through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, or scaffolds, known as Fragments of Active Structures, or FAST. We have applied FAST to generate novel, potent and selective small molecule compounds for many proteins, or drug targets that have been implicated in cancers and other diseases. The FAST drug discovery process involves identification and visualization of chemical scaffolds bound to the target protein. Three-dimensional structural information is used to guide optimization of the potency and selectivity of the small molecule lead compounds bound to the target protein. The resulting low-molecular weight lead compounds typically possess good drug-like properties, thereby increasing the likelihood of success in further lead optimization and preclinical testing for eventual drug candidate selection. Lead optimization is the stage at which lead compounds discovered using FAST are further modified to improve their potency, specificity, in vivo efficacy and safety.
     We are developing inhibitors of an enzyme known as BCR-ABL, in collaboration with Novartis Institutes for Biomedical Research (“Novartis”) under a license and collaboration agreement we entered into in March 2006. In this program, we designed and are developing these inhibitors for the treatment of Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow. The overall goal of the collaboration is to develop an oral therapy for the treatment of both first-line and Gleevec®-resistant CML. Gleevec is marketed by Novartis Pharmaceuticals Corporation. We are continuing to advance potential drug candidates under the collaboration and contingent upon successful completion of further preclinical studies, our anticipated timeline for the filing of an IND in this program is the first half of 2008.
     In February 2007, we announced the nomination of a MET development candidate, SGX523, for IND-enabling preclinical development. SGX523 is an internally developed, orally bioavailable small molecule inhibitor of the MET receptor tyrosine kinase. SGX523 has shown significant selectivity for MET over more than 200 protein kinases and potent in-vitro and in-vivo activity. The MET receptor tyrosine kinase plays important roles in controlling cell growth, division and motility, and the formation of blood vessels, and is implicated as a causative agent in a broad range of solid tumors, including lung, colon, prostate, gastric, and kidney cancers. Pending successful completion of further preclinical studies, including formal toxicology studies, we are targeting the filing of an IND application for SGX523 in the first quarter of 2008.
     An additional internal program is focused on the target JAK2. JAK2 is a non-receptor tyrosine kinase that is mutated in a significant percentage of patients diagnosed with the blood disorders known as myeloproliferative disorders, such as Polycythemia Vera, Chronic Idiopathic Myelofibrosis, and Essential Thrombocythemia. For this target, our goal is to develop a once daily oral therapy for the relevant indications. Pending successful completion of further preclinical studies, nomination of a development candidate in our JAK2 program is targeted for late 2007.
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
Revenue Recognition
     Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research and, in the case of our collaboration agreements, payments associated with achieving specific milestones, and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2007 was $1.1 million and $2.1 million, respectively (excluding stock-based compensation expense for share based awards to non-employees). At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.1 million, which is expected to be recognized over a weighted average period of 2.62 years. Total stock options granted during the three and six months ended June 30, 2007 and June 30, 2006, respectively, represented 1.0% and 5.3%, 0% and 3.8%, of our total outstanding shares as of the end of each fiscal quarter.
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
     For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS 123R and SAB 107.
     As permitted by Staff Accounting Bulletin No. 107, Share Based Payment (“SAB107”), we utilize the “shortcut approach” to estimate an option’s expected term, which represents the period of time that an option granted is expected to be outstanding. The expected term of options granted is derived from the average midpoint between vesting and the contractual term and is 6.25 years.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 4.66% and 4.68%, 5.0% and 4.7%, for the three and six months ended June 30, 2007 and 2006, respectively).
     We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and current expectations with respect to paying dividends. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.

Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of preclinical and clinical drug supplies and to contract research organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. Our historical accrual estimates have not been materially different from our actual amounts.
Deferred Tax Asset Valuation Allowance
     Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2007 and December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.
RESULTS OF OPERATIONS
  Three Months Ended June 30, 2007 and 2006
  Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended June 30, 2007 and 2006 were $8.5 million and $7.8 million, respectively. The increase of $0.7 million, or 9%, was primarily due to increased research services in connection with the collaboration with Novartis (approximately $0.3 million), together with the achievement of a milestone, and additional services provided, under other collaboration and commercial agreements (approximately $0.6 million), offset by decreased research grant efforts performed both internally and through our subcontractors (approximately $0.2 million).

Research and Development Expense.
     Research and development expenses for the three months ended June 30, 2007 and 2006 were $10.5 million and $15.0 million, respectively. The decrease of $4.5 million, or 30%, was primarily attributable to a $4.1 million decrease in clinical trial expense and outside services as a result of discontinuing the clinical development of Troxatyl in 2006; a $1.1 million decrease in subcontractor expenses associated with our federal research grant; and a $0.6 million decrease in depreciation, offset by an increase of $1.3 million of additional resources devoted to the research and development of internal programs.
General and Administrative Expense.
     General and administrative expenses for the three months ended June 30, 2007 and 2006 were $2.1 million and $2.5 million, respectively. The decrease of $0.4 million, or 16%, was primarily attributable to a $0.2 million decrease in non-cash stock-based compensation expense and a $0.2 million decrease in recruiting expenses, professional services and other administrative costs.
Interest Income (Expense), net
     Net interest income for the three months ended June 30, 2007 and 2006 was $131,000 and $242,000, respectively. The decrease of $111,000, or 46%, was primarily due to a lower average cash balance in the current quarter as compared to the same period of 2006 as a result of cash used in operations.
Six Months Ended June 30, 2007 and 2006
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the six months ended June 30, 2007 and 2006 were $19.5 million and $12.6 million, respectively. The increase of $6.9 million, or 55%, was primarily due to additional amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million), the increase in revenue associated with the research services provided in connection with the collaboration with Novartis (approximately $2.0 million), together with the achievement of a milestone, and additional services provided, under other collaboration and commercial agreements (approximately $0.6 million). In addition, we recognized approximately $3.9 million of revenue during the six months ended June 30, 2007 related to the reimbursement of overhead costs incurred on grant research efforts. These additional revenues were offset by a decrease in revenue of approximately $0.9 million as a result of collaborations that ended.
Research and Development Expense.
     Research and development expenses for the six months ended June 30, 2007 and 2006 were $20.5 million and $27.0 million, respectively. The decrease of $6.5 million, or 24%, was primarily attributable to a $7.7 million decrease in clinical trial expense and outside services as a result of discontinuing the clinical development of Troxatyl in 2006, a $1.4 million decrease in subcontractor expenses associated with our federal research grant, a $0.8 million decrease in depreciation expense, and a $0.4 million decrease in non-cash stock-based compensation expense, offset by an increase of $3.1 million of additional resources devoted to the research and development of internal programs and an increase of $0.7 million of salaries and other staff-related costs.
General and Administrative Expense.
     General and administrative expenses for the six months ended June 30, 2007 and 2006 were $4.4 million and $5.6 million, respectively. The decrease of $1.2 million, or 21%, was primarily attributable to a $0.5 million decrease in salaries, recruiting and other staff-related costs, a $0.5 million decrease in consulting fees and other professional services, and a $0.4 million decrease in non-cash stock-based compensation expense, offset by $0.2 million increase in facility and other administrative expenditures.
Interest Income (Expense), net
     Net interest income for the six months ended June 30, 2007 and 2006 was $316,000 and $217,000, respectively. The increase of $99,000, or 46%, was primarily due to a decrease in interest expense in the current six-month period as compared to the same period of 2006. The decrease in interest expense was the result of reduced balances outstanding on our line of credit obligations.

LIQUIDITY AND CAPITAL RESOURCES
  Sources of Liquidity
     We have historically funded our operations primarily through the sale of our equity securities and funds received from our collaborations, commercial agreements, grants and debt financings.
     We have recorded revenues from our collaborations, commercial agreements and grants totaling $19.5 million, $27.8 million, and $21.6 million for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively.
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
     As of June 30, 2007, an aggregate of approximately $5.9 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in 2005 and other lines of credit entered into prior to 2005. The debt agreements subject us to certain financial and non-financial covenants. As of June 30, 2007, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 9.14% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made debt repayments of approximately $1.8 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

Cash Flows
     Our cash flows for 2007 and beyond will depend on a variety of factors, some of which are discussed below.
     As of June 30, 2007, cash, cash equivalents and short-term investments totaled approximately $28.1 million as compared to $33.9 million at December 31, 2006, a decrease of approximately $5.8 million. The decrease is primarily due to cash used to fund ongoing operations and debt repayments which were offset by cash received associated with our existing grants and collaborations and commercial arrangements.
     For the six months ended June 30, 2007, net cash used in operating activities was approximately $4.2 million reflecting the net loss for this period of $5.1 million, a decrease in accounts payable and accrued liabilities of $1.7 million and a decrease in deferred revenue of $2.6 million, offset primarily by a net decrease in accounts receivable and other assets of $1.9 million and non-cash items totaling $3.3 million. Net cash used by investing activities was approximately $5.4 million primarily reflecting cash used for purchases of short-term investments net of cash provided by sales and maturities of short-term investments. Net cash used by financing activities was approximately $1.5 million, reflecting $1.8 million in repayments on lines of credit and notes payable, offset by proceeds from the issuance of common stock of approximately $0.2 million.
     For the six months ended June 30, 2006, net cash provided by operating activities was approximately $6.5 million, reflecting an increase in deferred revenue of $18.1 million, non-cash items totaling $4.8 million, an increase in accounts payable and accrued liabilities of $2.6 million, and a decrease in accounts receivable and other assets of $0.7 million, offset primarily by the net loss for this period of $19.8 million. Net cash used by investing activities was $0.5 million reflecting cash used to purchase property and equipment. Net cash provided by financing activities was approximately $24.0 million, reflecting net proceeds of $25.7 million from the issuance of common stock in connection with our initial public offering and our collaboration with Novartis, offset by $1.7 million in repayments on lines of credit and notes payable.
     In June 2007, we provided notice of termination of our license agreement with Shire Biochem Inc. (“Shire”) for Troxatyl, with such termination to be effective in September 2007. We do not expect to incur any future costs related to Troxatyl after September 2007.
     We are unable to estimate with certainty the costs we will incur in the future preclinical and clinical development of product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of our BCR-ABL program. We expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area, including our programs focused on MET, JAK2, and other oncology targets. We anticipate that we will make determinations as to which research and development projects to pursue, which to license or partner with a third party, and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate.
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
     We believe that our existing cash and cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements through at least the next twelve months. As part of our financing strategy, we expect to continue to establish new collaborations and commercial agreements. Any proceeds received in connection with such new arrangements, or milestones achieved under existing or new collaborations or commercial agreements, would provide additional capital to meet operating requirements beyond the next twelve months.
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
Off-Balance Sheet Arrangements
     As of June 30, 2007 and December 31, 2006, we had not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities, auction rate securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of June 30, 2007, our cash equivalents were held in checking accounts and money market accounts and our short-term investments were held in auction rate securities. We do not hold any derivative financial or commodity instruments, and we have an immaterial amount of foreign currency denominated transactions.

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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors, or risk factors that contain changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission .
Risks Relating to Our Business
* Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or successful collaborations or result in the discovery or development of commercially viable products.
     The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. Troxatyl, our only drug candidate to date that has been in clinical development, was licensed from Shire Biochem, Inc. in 2004 and in June 2007 we provided Shire with notice of termination of our Troxatyl license agreement. During the past several years, we have transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our most advanced programs are our BCR-ABL program, which is currently the subject of a license and collaboration agreement with Novartis, and our MET program. Both of these programs are in the preclinical development stage and there is no guarantee that these programs will advance through pre-clinical development into clinical development.
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
      As Novartis is responsible for the clinical development of product candidates identified under the collaboration after the first Phase 1 clinical trial, the future success of our BCR-ABL program will depend in large part on our ability to maintain our relationship with Novartis with respect to product candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated, and we may experience further delays in the collaboration’s progress. It is possible that we and Novartis may never select a development candidate or commence clinical trials. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to develop product candidates we may identify under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec ® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.
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
* If our competitors develop treatments for cancer indications we target that are approved more quickly, marketed more effectively or demonstrated to be more effective than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.
     Most cancer indications for which we are developing products have a number of established therapies with which our product candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action.
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. With respect to our BCR-ABL inhibitors, we are aware of a number of companies working in this area which are at varying stages of preclinical or clinical development, including Bristol Myers Squibb, Inc., Merck and Co., Wyeth, Inc., Innovive Pharmaceuticals, Inc., ChemGenex, Inc., Kyowa Pharma, Inc., and Exelixis, Inc.
     With respect to SGX523, we are aware of a number of companies working in the area of MET inhibition which are at varying stages of preclinical or clinical development, including Exelixis, Inc., Arqule, Inc., Pfizer, Inc., SuperGen, Inc., and Methylgene Inc.
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
     Our competitors may succeed in developing products for the treatment of diseases in oncology therapeutic areas in which our drug discovery programs are focused that are more effective, better tolerated or less costly than any which we may offer or develop. Our competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

*We have limited experience in identifying, acquiring or in-licensing, and integrating third parties’ products, businesses and technologies into our current infrastructure. If we determine that future acquisition, in-licensing or other strategic opportunities are desirable and do not successfully execute on and integrate such targets, we may incur costs and disruptions to our business.
     An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. For example, our product candidate, Troxatyl, was initially developed by Shire and licensed to us in July 2004. Although we are not currently a party to any other in-licensing agreements or commitments other than our agreement with Shire for which we expect termination to be effective in September 2007, we may, particularly given the negative outcome of the Phase II/III clinical trial for Troxatyl, seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:
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
*We have notified Shire that we are terminating our Troxatyl license agreement with Shire and any dispute with Shire regarding this termination may adversely affect our business.
     In late July 2004, we licensed exclusive worldwide rights to our product candidate, Troxatyl, from Shire. In June 2007, we provided notice of termination of our license agreement to Shire and expect the termination to be effective in September 2007. If there is any dispute between us and Shire regarding the termination of the license agreement, or any other matter under the license agreement, we risk litigation and our business may be adversely affected.

* We have limited manufacturing experience. We primarily rely on third parties to provide sufficient quantities of our product candidates to conduct pre-clinical and clinical studies. We have no control over our manufacturers’ and suppliers’ compliance with manufacturing regulations, and their failure to comply could result in an interruption in the supply of our product candidates.
     To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates and have contracted with third party manufacturers to provide material for preclinical studies and clinical trials and to assist in the development and optimization of our manufacturing processes and methods. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with cGMP and other regulatory requirements. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.
     The facilities used by our contract manufacturers must undergo inspections by the FDA for compliance with cGMP regulations before our product candidates produced there can receive marketing approval. If these facilities do not receive a satisfactory cGMP inspection result in connection with the manufacture of our product candidates, we may need to conduct additional validation studies, or find alternative manufacturing facilities, either of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for any affected product candidate. In addition, after approval of a product candidate for commercial use our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.
* Materials necessary to manufacture our product candidates currently under development may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of these drugs.
     Some of the materials necessary for the manufacture of our product candidates currently under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. We and/or our collaborators need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed for the conduct of our clinical trials, product testing and potential regulatory approval could be delayed, adversely impacting our ability to develop the product candidates. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption in the facilities used to produce these materials, due to technical, regulatory or other problems, it could significantly hinder or prevent manufacture of our drug candidates and any resulting products.
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
     As of June 30, 2007, we had 120 full-time employees. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through clinical development and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:
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
     We have incurred substantial net operating losses since our inception. For the three months and six months ended June 30, 2007, we had a net loss attributable to common stockholders of $4.0 million and $5.1 million, respectively. The net loss for the six months ended June 30, 2007 reflects $3.5 million recognized as revenue during the three months ended March 31, 2007 arising from the agreement reached with the National Institutes of Health in February 2007 for the reimbursement of overhead costs incurred on grant research efforts since the commencement of the grant in July 2005. For the years ended December 31, 2006 and 2005, we had a net loss attributable to common stockholders of $28.1 million and $29.9 million, respectively. As of June 30, 2007, we had an accumulated deficit of approximately $168.8 million. We expect our annual net operating losses to continue over the next several years as we conduct our research and development activities, and incur preclinical and clinical development costs. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to commence clinical trials, obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability.
* We currently lack a significant continuing revenue source and may not become profitable.
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our BCR-ABL, MET or JAK2 programs will generate product sales. We had revenues from collaborations, commercial agreements and grants totaling $8.5 million and $19.5 million for the three months and six months ended June 30, 2007, respectively, and $27.8 million and $21.6 million for years ended December 31, 2006 and 2005, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability.
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
     We believe that our existing cash and cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements through at least the next twelve months. As part of our financing strategy, we expect to continue to establish new collaborations and commercial agreements. Any proceeds received in connection with such new arrangements, or milestones achieved under existing or new collaborations or commercial agreements, would provide additional capital to meet operating requirements beyond the next twelve months. However, if we do not generate additional revenue from collaborations, commercial agreements and grants at the levels we project, we may require additional funding sooner than we currently anticipate. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:
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
     Our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 60% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders also may not act together and disputes may arise among these stockholders with respect to matters that require stockholder approval. Any disagreements among our significant stockholders, including among significant stockholders that are affiliated with members of our Board of Directors, may also make it more difficult for us to obtain stockholder approval of certain matters and may lead to distraction of management or have other adverse impact on our operations.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 annual meeting of stockholders held on May 17, 2007, the stockholders were asked to vote on two items as follows:
1.	The election of three directors to hold office until the 2010 annual meeting of stockholders. The nominees for election were Louis C. Bock, Michael Grey, and Vijay Lathi. No other nominations were received in accordance with our Bylaws.

2.	The ratification of the selection by the audit committee of our board of directors of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007.
The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 12,021,802 shares of the 15,327,080 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Louis C. Bock, Michael Grey, and Vijay Lathi was approved to serve as our directors until the 2010 annual meeting of stockholders and until their successor is elected, as follows:

	For	Withheld
Louis C. Bock	12,020,532	1,270
Michael Grey	12,020,539	1,263
Vijay Lathi	12,020,334	1,468
     The following individuals are continuing directors with terms expiring upon the 2008 annual meeting of stockholders: Karin Eastham and Jean-François Formela. Christopher S. Henney is the director whose term expires upon the 2009 annual meeting of stockholders.
2.	The ratification of the selection by the audit committee of our board of directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007 was approved as follows:

For	Against	Abstain
12,021,261	511	30

Item 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(6)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

4.9 (7)	Form of Warrant issued by Registrant in November and December 2006 to Oxford Finance Corporation and Silicon Valley Bank.

10.5+	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Grant Notice thereunder.

10.50+	Non-Employee Director Compensation Arrangements.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the commission on March 31, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 30, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Commission on May 15, 2007 and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.
/s/ W. Todd Myers
W. Todd Myers
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

August 14, 2007