Form 10-Q
period 2007-09-30
SGX PHARMACEUTICALS, INC.
filed 2007-11-13
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑
          The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of November 9, 2007 was 15,531,340 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,161	$27,877
Short-term investments	1,268	6,000
Accounts receivable	2,800	3,532
Prepaid expenses and other current assets	1,517	1,616

Total current assets	25,746	39,025
Property and equipment, net	4,162	5,435
Goodwill and intangible assets, net	3,403	3,412
Other assets	588	592

Total assets	$33,899	$48,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055	$2,109
Accrued liabilities	4,017	4,774
Other current liabilities	192	330
Current portion of line of credit	5,041	7,552
Deferred revenue	6,863	6,997

Total current liabilities	18,168	21,762
Deferred rent	—	66
Deferred revenue, long-term	8,681	13,023
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; Authorized shares — 5,000,000 at September 30, 2007 and December 31, 2006; and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $0.001 per share; Authorized shares — 75,000,000 at September 30, 2007 and December 31, 2006; issued and outstanding shares —15,524,470 and 15,166,109 at September 30, 2007 and December 31, 2006, respectively	16	16
Notes receivable from stockholders	—	(21)
Additional paid-in capital	180,882	177,355
Accumulated other comprehensive loss	(235)	(8)
Accumulated deficit	(173,613)	(163,729)

Total stockholders’ equity	7,050	13,613

Total liabilities and stockholders’ equity	$33,899	$48,464

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements	$5,444	$5,014	$16,813	$13,192
Grants	2,142	1,753	10,247	6,151

Total revenue	7,586	6,767	27,060	19,343
Expenses:
Research and development	10,465	8,583	30,997	35,590
General and administrative	2,050	1,864	6,419	7,420

Total operating expenses	12,515	10,447	37,416	43,010

Loss from operations	(4,929)	(3,680)	(10,356)	(23,667)
Interest income, net	156	282	472	500

Net loss	(4,773)	(3,398)	(9,884)	(23,167)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(49)

Net loss attributable to common stockholders	$(4,773)	$(3,398)	$(9,884)	$(23,216)

Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(0.23)	$(0.65)	$(1.74)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,392	15,048	15,318	13,323

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(9,884)	$(23,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,524	2,655
Share-based compensation	2,780	3,809
Issuance of common stock for services	206	—
Amortization of discount on warrants	126	125
Deferred rent	(66)	(24)
Changes in operating assets and liabilities:
Accounts receivable	732	(1,923)
Prepaid expenses and other current assets	99	(1,249)
Accounts payable and accrued liabilities	(949)	(1,072)
Deferred revenue	(4,476)	17,661
Other assets	4	2,074

Net cash used in operating activities	(9,904)	(1,111)
Investing activities:
Purchases of short-term investments	(30,300)	—
Sales and maturities of short-term investments	34,800	—
Purchases of property and equipment, net	(242)	(857)

Net cash provided by (used in) investing activities	4,258	(857)
Financing activities:
Principal payments on lines of credit and notes payable	(2,637)	(2,610)
Proceeds from repayment of notes receivable from stockholders	21	38
Issuance of common stock for cash, net of repurchases	546	25,833

Net cash (used in) provided by financing activities	(2,070)	23,261

Net (decrease) increase in cash and cash equivalents	(7,716)	21,293
Cash and cash equivalents at beginning of period	27,877	17,718

Cash and cash equivalents at end of period	$20,161	$39,011

Supplemental schedule of cash flow information:
Cash paid for interest	$515	$620

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$46,886

Conversion of note payable to common stock	$—	$6,000

FAS 123R reclassification of deferred compensation to additional paid in capital	$—	$5,101

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
           SGX is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its preclinical studies or clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully discover and develop products and market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration (“FDA”) and other government regulations and its ability to obtain additional funding to support its operations.
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 30, 2007.
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
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s short-term investments are carried at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of tax, are reported as a component of accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of the securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
Comprehensive Loss
      The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes rules for the reporting and display of comprehensive loss and its components. Accumulated other comprehensive income (loss) as of September 30, 2007 consists entirely of unrealized gains (losses) on available-for-sale securities. The comprehensive loss was $5.0 million and $10.1 million for the three months and nine months ended September 30, 2007, respectively, and $3.4 million and $23.2 million for the three months and nine months ended September 30, 2006, respectively.
Net Loss Per Share
      The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No, 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common share equivalents consist of the incremental common shares issuable upon the conversion of preferred stock, and common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share are the same.
Recently Adopted Accounting Pronouncements
      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of that date. The adoption of FIN 48 did not have a material impact on our consolidated results of operations and financial position.
      As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings on January 1, 2007, as the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. At September 30, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at either January 1, 2007 or September 30, 2007. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The Company has not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If the Company experienced a greater than 50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carry forwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.
Recent Accounting Pronouncements
      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) . SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS No. 159 will have on its consolidated results of operations and financial condition.
Share-Based Compensation
      The Company recorded $0.7 million ($0.04 per share) and $2.7 million ($0.18 per share) of total share-based compensation expense for the three months and nine months ended September 30, 2007, respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense (in thousands except per share data) is allocated among the following categories:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Research and development	$360	$361	$1,410	$1,836
General and administrative	329	575	1,370	1,973

Stock-based compensation expense	$689	$936	$2,780	$3,809

Stock-based compensation expense per common share, basic and diluted:	$0.04	$0.06	$0.18	$0.29

     The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Average Risk-Free	Dividend	Average	Weighted- Average Option
	Interest Rate	Yield	Volatility	Life (Years)
Three months ended September 30, 2007	4.39%	0%	73%	6.25
Three months ended September 30, 2006	4.90%	0%	67%	6.25

Nine months ended September 30, 2007	4.67%	0%	73%	6.25
Nine months ended September 30, 2006	4.70%	0%	66%	6.25

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Beginning January 1, 2006, the Company calculated the estimated life of stock options granted using the “simplified” method, which uses the average of the vesting term and the actual term of the option, based on guidance from the SEC as contained in SAB No. 107, Share-Based Payment (“SAB No. 107”) permitting the initial use of this method. The Company will continue to use the “simplified” method throughout 2007. The Company determined expected volatility for the periods presented using the average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS123(R), Share-Based Payment and SAB No. 107.
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
     A summary of activity in the under the 2005 Equity Incentive Plan (“2005 Plan”) for the nine-month period ended September 30, 2007 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Option Shares	Price
Outstanding at December 31, 2006	1,584,100	$3.96
Granted	829,460	3.88
Exercised	(118,444)	1.35
Cancelled	(131,497)	5.05

Outstanding at September 30, 2007	2,163,619	4.01

Options exercisable into common shares as of September 30, 2007	912,400	$3.69

     As of September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
3. Stockholders’ Equity
Common Stock
     In connection with a stock purchase agreement with a director, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under this agreement vest over a period of three years. At September 30, 2007, 3,820 shares were subject to repurchase by the Company.
Stock Options
     In February 2000, the Company adopted its 2000 Equity Incentive Plan (the “2000 Plan”). The 2000 Plan provided for the grant of up to 1,755,000 shares pursuant to incentive and non-statutory stock options, stock bonuses or sales of restricted stock. The Company ceased granting options under the 2000 Plan upon the effectiveness of the Company’s initial public offering.
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Plan. The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock were initially authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that were not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. On January 1, 2007, the share reserve under the 2005 Plan automatically increased by an aggregate of 500,000 shares of common stock. At September 30, 2007, 167,249 shares remained available for future issuance or grant under the 2005 Plan.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “directors’ plan”). The directors’ plan became effective upon the effectiveness of the Company’s initial public offering. The directors’ plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock were initially reserved for issuance under the directors’ plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the directors’ plan during the immediately preceding year. In March 2007, we amended the directors’ plan to increase the automatic annual grants to be issued to each of our non-employee directors on the date of the annual meeting of stockholders to 10,000 shares. In June 2007, we amended the directors’ plan to increase the options granted to a non-employee director who is elected or appointed for the first time to be chairman to 15,000 shares of common stock, and to increase the chairman’s annual grant to 20,000 shares of common stock. No options were granted under the directors’ plan during 2006 and 50,000 options were granted during the nine months ended September 30, 2007. No options under the directors’ plan have been exercised or cancelled. At September 30, 2007, 25,000 shares remained available for issuance under the directors’ plan.
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
        In March 2006, the Company granted restricted stock unit awards in the amount of 75,000 each to two members of the Company’s executive management team under the Company’s 2005 Plan. Twenty-five percent of the shares subject to the restricted stock awards vested on the one-year anniversary of their respective hire dates, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.
       Changes in the Company’s restricted stock for the nine months ended September 30, 2007 were as follows:

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2007	142,188	$7.87
Granted	—
Vested	(56,250)	$8.18

Non-vested restricted stock at September 30, 2007	85,938	$7.66

     For the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense of $0.1 million and $0.3 million, respectively, related to outstanding restricted stock grants.
      As of September 30, 2007, there was $0.5 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $0.5 million.
Common Stock Options to Consultants
       As of September 30, 2007, the Company had outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 58,232 were exercised, and 10,426 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $12,000 and $42,000, and $(13,000) and $131,000, during the three and nine months ended September 30, 2007 and 2006, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
2005 Employee Stock Purchase Plan
       The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 employee stock purchase plan (the “purchase plan”). The purchase plan became effective upon the effectiveness of the Company’s initial public offering. The purchase plan will terminate at the time that all of the shares of our common stock then reserved for issuance under the purchase plan have been issued under the terms of the purchase plan, unless the board of directors terminates it earlier. An aggregate of 375,000 shares of the Company’s common stock were initially reserved for issuance under the purchase plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of common stock. On January 1, 2007, the share reserve under the purchase plan automatically increased by an aggregate of 150,000 shares of common stock.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
          During the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense of approximately $91,000 and $266,000, respectively, related to the purchase plan. On March 15, 2007 and September 15, 2007, 80,683 shares and 113,922 shares, respectively, of common stock were purchased under the purchase plan. At September 30, 2007, 271,027 shares remained available for issuance under the purchase plan.
     4. License and Collaboration Agreement
          On March 27, 2006, the Company entered into a collaboration agreement with Novartis Institute for Biomedical Research, Inc. (“Novartis”) for the development and commercialization of BCR-ABL inhibitors for the treatment of Chronic Myelogenous Leukemia (CML). Under the Novartis Agreement, the parties are collaborating to develop BCR-ABL inhibitors and Novartis has been granted exclusive worldwide rights to such compounds, subject to the Company’s co-commercialization option in the United States and Canada. In September 2007, the Company obtained the right pursuant to an amendment to the collaboration agreement, to develop one of the compounds from the collaboration, SGX393, outside of the collaboration, subject to a reacquisition right of Novartis that is exercisable at a future date.
          Under the terms of the agreement, the Company received in May 2006 an upfront payment of $20.0 million, is receiving research funding over the first two years of the collaboration of $9.1 million (with an option by Novartis for an additional two years), receives reimbursement of certain out-of-pocket costs incurred in connection with performing its responsibilities under the research plan and could receive additional payments for achievement of specified development, regulatory and commercial milestones and royalties on sales of products developed under the collaboration. In addition, the Company sold Novartis Pharma AG $5.0 million of common stock pursuant to a Stock Purchase Agreement dated March 27, 2006. The Company is amortizing the upfront payment of $20.0 million on a straight-line basis over the four year estimated research period. Accordingly, for the three and nine months ended September 30, 2007 and 2006, respectively, the Company has recorded approximately $1.3 million and $3.8 million of revenue, and $1.3 million and $2.5 million, respectively, related to the amortization of the upfront payment and approximately $1.2 million and $4.3 million, and $1.1 million and $2.3 million, respectively, related to the combined research funding and related out-of-pocket cost reimbursement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited consolidated financial statements for the three and nine month periods ended September 30, 2007 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Introduction:
     We are taking a targeted approach to the discovery and development of innovative therapeutic agents by seeking to identify small molecules that selectively block or inhibit the actions of proteins responsible, either wholly or in part, for the uncontrolled growth of malignant cells in human cancers. Generally, we have selected drug discovery and development targets for which there is strong scientific evidence that DNA abnormalities activate the target protein and in turn lead to uncontrolled cellular growth and replication. Uncontrolled cellular growth and replication are both typically associated with cancer. Our strategy for the further development of such targeted inhibitors is to design and execute initial clinical trials involving patients who are selected on the basis of strong scientific evidence of the requisite activating DNA abnormality. We believe this targeted approach increases the potential for demonstrating clinical benefit, and potentially decreases the time required to conduct the clinical study, reducing the number of patients enrolled in a clinical study, and reducing the cost of the clinical study as compared to conventional more inclusive large-scale clinical trials. We have selected indications for which we believe there are clear recognized unmet medical needs that could reduce the time required to obtain necessary regulatory approvals. Our drug discovery and development strategy aims to produce new chemical entities with substantial commercial potential resulting from selective inactivation of validated targets in cancer patients likely to experience clinical benefit.
MET Program:
Before the end of 2007, we anticipate submitting an Investigational New Drug application (IND) for SGX523, an internally developed, orally-bioavailable, small molecule inhibitor of the MET receptor tyrosine kinase. SGX523 has shown significant selectivity for the MET receptor tyrosine kinase over more than 200 protein kinases and has demonstrated both potent in vitro blockade of the activity of this cancer target and in vivo activity against human cancer cells that depend on MET for their uncontrolled growth and proliferation. Publicly available data indicates that the MET receptor tyrosine kinase plays important roles in controlling cell growth, division and motility, metastasis, and the formation of blood vessels, and is implicated as a causative agent in a broad range of solid tumors, including lung, colon, prostate, gastric, and both hereditary and acquired forms of certain kidney cancers. Pending FDA approval of our IND, we expect to begin Phase I clinical trials of SGX523 for solid tumor cancer patients in early 2008.
      In addition to SGX523, in our MET program we are progressing a number of other MET inhibitors with differing profiles to SGX523, including SGX126 which we nominated as a development candidate in November 2007 and for which we have initiated IND enabling activities.

BCR-ABL Program:
     Pending successful completion of formal toxicology and formulation studies, we anticipate submitting an IND for SGX393 in the first half of 2008. SGX393 is an internally developed, orally-bioavailable, small molecule inhibitor of the abnormal BCR-ABL tyrosine kinase, which results from a characteristic chromosome abnormality (also known as the Philadelphia chromosome) that causes Chronic Myelogenous Leukemia or CML, a cancer of the bone marrow. SGX393 has shown both potent in vitro blockade of the activity of BCR-ABL and in vivo activity against human leukemic cells that depend on BCR-ABL for their uncontrolled growth and proliferation. In addition, SGX393 has shown potent activity against a broad spectrum of mutant forms of BCR-ABL that render this cancer target resistant to imatinib (Gleevec®), the current standard of care for CML. One of the key drug resistant forms of BCR-ABL inhibited by SGX393 is the T315I mutation, which is also resistant to the two second-generation BCR-ABL inhibitors, nilotinib (Tasigna®) and dasatinib (Sprycel®). Gleevec and Tasigna are marketed by Novartis Pharmaceuticals Corporation and Sprycel is marketed by Bristol-Myers Squibb Company. Initial clinical studies are planned to focus on the patient population with the most clinically challenging mutant form of BCR-ABL, known as the T315I mutant. Pending the outcome of our Phase I study, we then plan to focus subsequent clinical trials on the larger population of relapsed/refractory CML patients. SGX393 was one of the compounds previously included in our collaboration with the Novartis Institutes for Biomedical Research, Inc. (“Novartis”). Pursuant to an amendment to our license and collaboration agreement with Novartis signed in September 2007, we have the right to develop and commercialize SGX393 outside of the collaboration, subject to a reacquisition right of Novartis that may be exercisable at a future date.
     In collaboration with Novartis, we are also developing BCR-ABL inhibitors for the first-line treatment of CML. We are currently progressing a number of potential drug candidates with the anticipated timeline for filing an IND in the second half of 2008, contingent upon successful completion of further preclinical studies.
Drug Discovery:
     We are advancing our internal oncology product pipeline through the application of our proprietary Fragments of Active Structures, or FAST, approach to drug discovery to a number of well-validated cancer targets, including JAK2 and RAS and others with which we have considerable experience and expertise. The FAST drug discovery process involves identification and visualization of chemical scaffolds bound to the target protein. Three-dimensional structural information is used to guide optimization of the potency and selectivity of the small molecule lead compounds bound to the target protein. The resulting low-molecular weight lead compounds have the potential to possess good drug-like properties, thereby increasing the likelihood of success in further lead optimization prior to advancement into preclinical development testing.
     As we develop and grow our oncology pipeline, we intend to continue our strategy of entering into collaborative alliances around certain of our internal programs, in order to generate near-term revenue and offset discovery and development costs, as we did with Novartis and leverage the development and commercialization resources and expertise of our collaborative partners to maximize the potential of the programs.
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
Revenue Recognition
         Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research and, in the case of our collaboration agreements, payments associated with achieving specific milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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
          We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are share-based payments subject to the provisions of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2007 was $0.7 million and $2.7 million, respectively (excluding share-based compensation expense for share based awards to non-employees). At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.0 million, which is expected to be recognized over a weighted average period of 2.5 years. Total stock options granted during the three and nine months ended September 30, 2007 and September 30, 2006, respectively, represented 0.1% and 5.3%, 1.1% and 4.5%, of our total outstanding shares as of the end of each fiscal quarter.
          Both prior and subsequent to the adoption of SFAS No. 123R, we estimated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS No. 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes option pricing model for the pro forma information required to be disclosed under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.
          For purposes of estimating the fair value of stock options granted during the three and nine months ended September 30, 2007 using the Black-Scholes option pricing model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS No. 123R and Staff Accounting Bulletin No. 107, Share Based Payment (“SAB No. 107”).
          As permitted by, SAB No. 107, we utilize the “shortcut approach” to estimate an option’s expected term, which represents the period of time that an option granted is expected to be outstanding. The expected term of options granted is derived from the average midpoint between vesting and the contractual term and is 6.25 years.

          The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 4.4% and 4.7%, 4.9% and 4.7%, for the three and nine months ended September 30, 2007 and 2006, respectively).
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
Deferred Tax Asset Valuation Allowance
          Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2007 and December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.

RESULTS OF OPERATIONS
   Three Months Ended September 30, 2007 and 2006
   Collaboration, Commercial Agreement and Grant Revenue.
          Collaboration, commercial agreement and grant revenues for the three months ended September 30, 2007 and 2006 were $7.6 million and $6.8 million, respectively. The increase of $0.8 million, or 12%, was primarily due to approximately $0.4 million of revenue for additional services provided under our collaboration and commercial agreements, and approximately $0.4 million of revenue related to grant research efforts.
Research and Development Expense.
          Research and development expenses for the three months ended September 30, 2007 and 2006 were $10.5 million and $8.6 million, respectively. The increase of $1.9 million, or 22%, was primarily attributable to a net increase of $2.7 million in clinical trial expense, outside services and lab supplies as a result of additional efforts in 2007 on our preclinical development programs, offset by a $0.5 million decrease in salaries, recruiting and other facility related expenses and a $0.3 million decrease in depreciation.
General and Administrative Expense.
          General and administrative expenses for the three months ended September 30, 2007 and 2006 were $2.1 million and $1.9 million, respectively. The increase of $0.2 million, or 11%, was primarily attributable to a $0.4 million increase in salaries, recruiting expenses, professional services and other facility related costs, offset by a $0.2 million decrease in non-cash stock-based compensation expense.
Interest Income, net
          Net interest income for the three months ended September 30, 2007 and 2006 was $156,000 and $282,000, respectively. The decrease of $126,000, or 45%, was primarily due to a lower average cash balance in the current quarter as compared to the same period of 2006 as a result of cash used in operations.
Nine Months Ended September 30, 2007 and 2006
Collaboration, Commercial Agreement and Grant Revenue.
          Collaboration, commercial agreement and grant revenues for the nine months ended September 30, 2007 and 2006 were $27.1 million and $19.3 million, respectively. The increase of $7.8 million, or 40%, was primarily due to additional amortization into revenue of the $20 million upfront payment received from Novartis (approximately $1.3 million), additional revenue associated with the research services provided in connection with the collaboration with Novartis (approximately $2.0 million), together with the achievement of a milestone, and additional services provided under other collaboration and commercial agreements (approximately $1.4 million). Also, we recognized approximately $4.1 million of additional revenue during the nine months ended September 30, 2007 related primarily to the reimbursement of overhead costs incurred on grant research efforts. These additional revenues were offset by a decrease in revenue of approximately $1.1 million as a result of collaborations that ended.
Research and Development Expense.
          Research and development expenses for the nine months ended September 30, 2007 and 2006 were $31.0 million and $35.6 million, respectively. The decrease of $4.6 million, or 13%, was primarily attributable to a $1.6 million decrease in clinical trial expense, outside services and lab supplies, as a result of our having spent more in 2006 on Troxatyl than we have spent in 2007 on preclinical development programs, a $1.4 million decrease in subcontractor expenses associated with our federal research grant, a $1.1 million decrease in depreciation expense, a $0.4 million decrease in non-cash share-based compensation expense, and a $0.3 million decrease in facility and related costs, offset by a net increase of $0.3 million of salaries and other staff-related costs.
General and Administrative Expense.
          General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $6.4 million and $7.4 million, respectively. The decrease of $1.0 million, or 14%, was primarily attributable to a $0.6 million decrease in non-cash share-based compensation expense, a $0.5 million decrease in consulting fees and other professional services, and a $0.3 million decrease in salaries, recruiting and other staff-related costs, offset by $0.3 million increase in facility and other administrative expenditures.

Interest Income, net
          Net interest income for the nine months ended September 30, 2007 and 2006 was $472,000 and $500,000, respectively. The decrease of $28,000, or 6%, was primarily due to a greater reduction in interest income as compared to the reduction in interest expense in the current nine-month period. The decrease in interest income is due to a lower average cash balance in 2007 and the decrease in interest expense was the result of reduced balances outstanding on our line of credit obligations in 2007.
LIQUIDITY AND CAPITAL RESOURCES
   Sources of Liquidity
          We have historically funded our operations primarily through the sale of our equity securities and funds received from our collaborations, commercial agreements, grants and debt financings.
          We have recorded revenues from our collaborations, commercial agreements and grants totaling $27.1 million, $27.8 million, and $21.6 million for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively.
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
          As of September 30, 2007, an aggregate of approximately $5.0 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in 2005 and other lines of credit entered into prior to 2005. The debt agreements subject us to certain financial and non-financial covenants. As of September 30, 2007, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 9.14% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made debt repayments of approximately $2.6 million during each of the nine months ended September 30, 2007 and 2006.
Cash Flows
          Our cash flows for 2007 and beyond will depend on a variety of factors, some of which are discussed below.
          As of September 30, 2007, cash, cash equivalents and short-term investments totaled approximately $21.4 million as compared to $33.9 million at December 31, 2006, a decrease of approximately $12.5 million. The decrease is primarily due to cash used to fund ongoing operations and debt repayments which were offset by cash received associated with our existing grants and collaborations and commercial arrangements.
          For the nine months ended September 30, 2007, net cash used in operating activities was approximately $9.9 million reflecting the net loss for this period of $9.9 million, a decrease in accounts payable and accrued liabilities of $0.9 million and a decrease in deferred revenue of $4.5 million, offset primarily by a net decrease in accounts receivable and other assets of $0.8 million and non-cash items totaling $4.6 million. Net cash provided by investing activities was approximately $4.3 million primarily reflecting cash provided by sales and maturities of short-term investments. Net cash used by financing activities was approximately $2.1 million, reflecting $2.6 million in repayments on lines of credit and notes payable, offset by proceeds from the issuance of common stock of approximately $0.5 million.
          For the nine months ended September 30, 2006, net cash used in operating activities was approximately $1.1 million, reflecting the net loss for this period of $23.2 million, an increase in accounts receivable and prepaid and other current assets of $3.2 million and a decrease in accounts payable and accrued liabilities of $1.1 million offset by an increase in deferred revenue of $17.7 million and other assets of $2.1 million, and non-cash items totaling $6.6 million. Net cash used by investing activities was $0.9 million reflecting cash used to purchase property and equipment. Net cash provided by financing activities was approximately $23.3 million, reflecting net proceeds of $25.8 million from the issuance of common stock in connection with our initial public offering and our collaboration with Novartis, offset by $2.6 million in repayments on lines of credit and notes payable.
          In June 2007, we provided notice of termination of our license agreement with Shire Biochem Inc. (“Shire”) for Troxatyl. This termination became effective in September 2007. We do not expect to incur any future costs related to Troxatyl other than minor amounts in connection with remaining close out activities.
          We are unable to estimate with certainty the costs we will incur in the future preclinical and clinical development of product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of the BCR-ABL compounds other than SGX393. We expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area, including programs focused on MET, BCR-ABL, and other oncology targets. We anticipate that we will make determinations as to which research and development projects to pursue, which to license to or partner with a third party, and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and the potential terms associated with any particular licensing or partnering opportunity.

Funding Requirements
          Our future capital uses and requirements depend on numerous factors, including but not limited to the following:
•	terms and timing of any collaborative, licensing and other arrangements that we may establish, including potentially partnering our internal discovery and development programs, such as MET, or potentially retaining such programs through later stages of preclinical and clinical development;

•	rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to establish new collaborations and commercial agreements. If we do not establish any such new arrangements then, in the absence of other sources of funding, we believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the third quarter of 2008. We expect to continue to finance our future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements
          As of September 30, 2007 and December 31, 2006, we had not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities, auction rate securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have a significant impact on our interest income. As of September 30, 2007, our cash equivalents were held in checking accounts and money market accounts and our short-term investments were held in an auction rate security. For financial reporting purposes, we are carrying this security at an unrealized loss of $0.2 million from its original purchase price as we currently believe that this loss is temporary, although there is no guarantee that this loss, or any additional unrealized loss related to this security, will not be realized in the future. We do not hold any derivative financial or commodity instruments and we have an immaterial amount of foreign currency denominated transactions.
Item 4. CONTROLS AND PROCEDURES
          Prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports and that such information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure.
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
Risks Relating to Our Business
* Our drug discovery approach and technologies are unproven and may not allow us to establish or maintain a clinical development pipeline or result in the discovery or development of commercially viable products.
          The technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market and no drug candidates in clinical development that have been discovered or developed using our proprietary technologies. Troxatyl, our only drug candidate to date that has been in clinical development, was licensed from Shire Biochem, Inc. in 2004 and we terminated the license agreement in September 2007. During the past several years, we have transitioned our business strategy from focusing on our protein structure determination capabilities and developing our technology infrastructure, to focusing on drug discovery and development activities in the field of oncology. Our most advanced programs are our MET program and BCR-ABL program. Both of these programs are in the preclinical development stage and there is no guarantee that these programs will advance through pre-clinical development into clinical development.

     The process of successfully discovering product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Data from our current research programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any compounds suitable for recommendation for clinical development. Moreover, other than BCR-ABL, there is presently little or no clinical validation for the targets which are the focus of the programs in our oncology pipeline, and there is no guarantee that we will be able to successfully advance any compounds we recommend for clinical development from these programs. Our compounds may never successfully complete preclinical studies and we may never successfully file an IND or commence clinical trials of any compounds in any of our programs.
     In addition, compounds we recommend for clinical development in any of our programs may not be effective or safe for their designated use, which would prevent their advancement into clinical trials and impede our ability to maintain or expand our clinical development pipeline. If we are unable to identify new product candidates or advance our lead compounds into clinical development, we may not be able to establish or maintain a clinical development pipeline or generate product revenue. There is no guarantee that we will be able to successfully advance any product candidates in our preclinical programs into clinical trials or successfully develop any product candidate we advance into clinical trials for commercial sale. Although it has been our goal to file one IND per year, to date, we have not filed an IND for any internally developed product candidate. We may never successfully file an IND or commence clinical trials of an internally developed compound.
* The results of early preclinical studies are not necessarily predictive of the results of future preclinical studies, and there is no guarantee that any of our drug candidates in preclinical development will progress through to clinical development.
     Positive results from early preclinical studies on drug candidates should not be relied upon as evidence that the results of further preclinical studies will be successful or that the drug candidate will progress into clinical studies. Drug discovery is inherently unpredictable, and the historical rate of failure for drug candidates in preclinical testing is extremely high. Drug candidates that have shown promising results in studies in rodents can have negative results when evaluated further in higher species, such as our experience with one of the lead candidates in our BCR-ABL program. If negative preclinical results are seen in more than one compound from a particular chemical series, there may be an increased likelihood that additional compounds from that series will demonstrate the same or similar negative results. Companies frequently suffer setbacks in preclinical studies. There is no guarantee that any of our drug candidates, including SGX523 from our MET program, SGX393 from our BCR-ABL program and drug candidates under our collaboration with Novartis, will progress through preclinical development into clinical development.
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
     Part of our strategy is to select drug discovery and development targets for which there is strong scientific evidence that DNA abnormalities activate the target protein and to design and execute initial clinical trials involving patients who are selected on the basis of strong scientific evidence of the requisite activating DNA abnormality, thereby increasing the potential for demonstrating clinical benefit, and potentially decreasing the time required to conduct the clinical study, reducing the number of patients enrolled in the clinical study, and reducing the cost of the clinical study as compared to conventional more inclusive large-scale clinical trials. However, there is no guarantee that this strategy will be successful and that we will be able to decrease the time required to conduct clinical trials or reduce the number of patients or costs of such trials.
     If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate which may cause our stock price to decline further and may materially and adversely affect our business.

* Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate significant revenues.
     Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether any clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	identifying and selecting a suitable development candidate;

•	succesful completion of toxicology, formulation or other preclinical studies;

•	obtaining any required approvals from our collaborators, such as Novartis for any BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.
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
     If we experience delays in the completion of, or termination of, any clinical trial of SGX523, SGX393, a BCR-ABL product candidate that maybe selected under our license and collaboration agreement with Novartis or any other product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.
* We currently depend on one collaboration partner, Novartis, for a portion of our revenues and for the future development and potential commercialization of some of the compounds in our BCR-ABL program. If our license and collaboration agreement with Novartis terminates, our business and, in particular, our BCR-ABL program, will be seriously harmed.
     In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis paid us a non-refundable, non-creditable license fee of $20.0 million. Novartis Pharma AG also purchased $5.0 million of our common stock. In September 2007 we obtained the right to develop one of the potential drug candidates from the collaboration, SGX393, outside of the collaboration, subject to a reacquisition right of Novartis that is exercisable at a future date. SGX393 is presently in preclinical development and there is no guarantee that we will be able to progress SGX393 into clinical studies or successfully develop or commercialize SGX393. Depending upon the success of our collaboration with Novartis, we may derive a substantial portion of our near-term revenues from Novartis. After the end of the research term under the license and collaboration agreement, Novartis may terminate the license and collaboration agreement upon 60 days written notice if it determines that the further development of compounds being developed under the collaboration, is not viable for competitive, safety, or efficacy reasons. If the license and collaboration agreement is terminated in whole or in part and we are unable to enter into similar arrangements with other collaborators, our business would be materially and adversely affected.

* The success of our BCR-ABL inhibitor program depends heavily on our collaboration with Novartis, which was established only recently. If Novartis is unwilling to further develop or commercialize development candidates we may identify under the collaboration, or experiences significant delays in doing so, our business may be harmed.
     As Novartis is responsible for the clinical development of product candidates identified under the collaboration after the first Phase 1 clinical trial, other than SGX393, the future success of our BCR-ABL program for the treatment of first-line CML will depend in large part on our ability to maintain our relationship with Novartis with respect to product candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated, and we may experience further delays in the collaboration’s progress. It is possible that we and Novartis may never select a development candidate or commence clinical trials. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to develop product candidates we may identify under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that we may develop under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.
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
*We are dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.
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
     We have limited control over the amount and timing of resources that our current collaborators or any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, such as Novartis, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements, such as SGX393, or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose.
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
* Conflicts may arise between us and our collaborators that could delay or prevent the development or commercialization of our product candidates.
     Conflicts may arise between our collaborators and us, such as conflicts concerning which compounds, if any, to select for pre-clinical or clinical development, the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions, the exercise of reacquisition or other rights or the ownership of intellectual property developed during the collaboration. If any conflicts arise with existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:
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
     Revenue generation utilizing compounds identified by us from the application of our technologies, such as the development candidates identified in our MET program, and our FAST drug discovery platform and related technologies, is important to us to provide us with funds for reinvestment in our internal drug discovery and development programs. If we fail to establish additional collaborations, commercial agreements or out-licensing arrangements on acceptable terms, we may not generate sufficient revenue to support our internal discovery and development efforts. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such asunder all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, we may under some circumstances find it necessary to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations.
* Our drug discovery efforts are dependent on continued access to and use of our beamline facility, which is subject to various governmental regulations and policies and a user agreement with the University of Chicago and the U.S. Department of Energy. If we are unable to continue the use of our beamline facility, we may be required to delay, reduce the scope of or abandon some of our drug discovery efforts, and may fail to perform under our collaborations, commercial agreements and grants, which would result in a material reduction in our current primary source of revenue.
     We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. Accordingly, our access to and use of the facility is subject to various government regulations and policies. In addition, our access to the beamline facility is subject to a user agreement with the University of Chicago and the U.S. Department of Energy with an initial five year term expiring in January 1, 2009. Although the term of our user agreement automatically renews for successive one-year periods, the University of Chicago may terminate the agreement and our access to the beamline facility by providing 60 days’ notice prior to the beginning of each renewal period. In addition, the University of Chicago may terminate the agreement for our breach, subject to our ability to cure the breach within 30 days. In the event our access to or use of the facility is restricted or terminated, we would be forced to seek access to alternate beamline facilities. There are currently only two alternate beamline facilities worldwide, which we believe are comparable to ours. To obtain equivalent access at a single alternate beamline facility would likely require us building out a new beamline at such facility which could take over two years and would involve significant expense. However, we cannot be certain that we would be able to obtain equivalent access to such a facility on acceptable terms or at all. In the interim period, we would have to obtain beamline access at a combination of facilities, and there is no guarantee that we would be able to obtain sufficient access time on acceptable terms or at all. If alternate beamline facilities are not available, we may be required to delay, reduce the scope of or abandon some of our early drug discovery efforts. We may also be deemed to be in breach of certain of our commercial agreements. Even if alternate beamline facilities are available, we cannot be certain that the quality of or access to the alternate facilities will be adequate and comparable to those of our current facility. Failure to maintain adequate access to and use of beamline facilities may materially adversely affect our ability to pursue our own discovery efforts and perform under our collaborations, commercial agreements and grants, which are our current primary source of revenue.
* If our competitors develop drug discovery technologies that are more advanced than ours, our ability to generate revenue from collaborations, commercial arrangements or grants may be reduced or eliminated.
     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. There is also intense competition for fragment-based lead discovery collaborations. In addition, we understand that many large pharmaceutical companies are exploring the internal development of fragment-based drug discovery methods. Additionally, due to the high demand for treatments for oncology therapeutic areas, research is intense and new technologies to enhance the rapid discovery and development of potential treatments are being sought out and developed by our competitors. If our competitors develop drug discovery technologies that are more advanced or more cost efficient or effective than ours, our revenue from collaborations, commercial arrangements and grants may be substantially reduced or eliminated.
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
     With respect to SGX523, we are aware of a number of companies working in the area of MET inhibition which are at varying stages of preclinical or clinical development, including Exelixis, Inc., Arqule, Inc., Pfizer, Inc., SuperGen, Inc., and MethylgeneInc.
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
     An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts include potential licensing and acquisition transactions. For example, our product candidate, Troxatyl, was initially developed by Shire and licensed to us in July 2004 and the license agreement was terminated in September 2007. Although we are not currently a party to any other in-licensing agreements or commitments, we may, particularly given the negative outcome of the Phase II/III clinical trial for Troxatyl, seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:
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
     To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates and have contracted with third party manufacturers to provide material for preclinical studies and clinical trials and to assist in the development and optimization of our manufacturing processes and methods. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our products on a large scale at a competitive cost and in accordance with cGMP and other regulatory requirements. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors or the failure to maintain consistent standards across different batches, could result in delays in commencement of clinical studies, patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.
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
     In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided a new Medicare prescription drug benefit beginning in 2006 and mandate other reforms. We are not yet able to assess the full impact of this legislation and it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. In addition, because we are approaching an election year, there may be significant healthcare reform and other measures that may adversely impact our business. This could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.
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
* We may need to increase or decrease the size of our organization, and we may experience difficulties in managing those organizational changes.
     Since we were incorporated in 1998, we have increased the number of our full-time employees to 122 as of September 30, 2007. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through preclinical studies and clinical trials, and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this potential future growth. Our need to effectively manage our operations, potential future growth and various projects requires that we manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and third parties, continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
Alternatively, we may need to decrease the number of our full-time employees in the future in response to adverse business events. Reducing our workforce may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be delayed or unable to continue the development or of our product candidates, which could impede our ability to generate revenues and achieve or maintain profitability.
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
* Earthquake or fire damage to our facilities, systems failures or other adverse events affecting our facilities could delay our research and development efforts and adversely affect our business.
     Our headquarters and research and development facilities in San Diego are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In addition, while our facilities were not adversely impacted by the wildfires in recent years, there is the possibility of future fires in the area. Our internal computer systems are also vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunications and electrical failures. In the event of an earthquake or fire or any systems failure, if our facilities, the equipment in our facilities or our computer or other systems are significantly damaged, destroyed or disrupted for any reason, we may not be able to rebuild or relocate our facilities, replace any damaged equipment or repair any systems failures in a timely manner and our business, financial condition, and results of operations could be materially and adversely affected. We do not have insurance for damages resulting from earthquakes. While we do have fire insurance for our property and equipment located in San Diego, any damage sustained in a fire could cause a delay in our research and development efforts and our results of operations could be materially and adversely affected. In addition, the leases for our facilities expire in December 2007 and September 2008. We are presently negotiating for extensions to these leases, however there is no guarantee that we will be able to conclude agreements on satisfactory terms, or at all. If we are unable to extend the terms of our leases or locate suitable alternative facilities this would cause a delay in our research and development efforts and the results of our operations could be materially and adversely affected.
Risks Relating to our Finances and Capital Requirements
* We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to establish new collaborations and commercial agreements. If we do not establish any such new arrangements then, in the absence of other sources of funding, we believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the third quarter of 2008. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:
•	terms and timing of any collaborative, licensing and other arrangements that we may establish, including potentially partnering our internal discovery and development programs, such as MET, or potentially retaining such programs through later stages of preclinical and clinical development;

•	rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     We expect to continue to finance our future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.
     In addition, if our stock price declines for any reason and/or we are unable to obtain additional funding, we may fail to satisfy the NASDAQ Global Market listing requirements. In particular, if our market capitalization falls below $50 million, and our stockholders’ equity balance falls below $10 million, we will fail to meet the listing requirements. As of September 30, 2007, our stockholders’ equity balance was $7.1 million. As a result, if our market capitalization falls below $50 million we will fail to meet the listing requirements. If we fail to meet the NASDAQ listing requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or our commercialization efforts.
* We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred substantial net operating losses since our inception. For the three months and nine months ended September 30, 2007, we had a net loss attributable to common stockholders of $4.8 million and $9.9 million, respectively. The net loss for the nine months ended September 30, 2007 reflects $3.5 million recognized as revenue during the three months ended March 31, 2007 arising from the agreement reached with the National Institutes of Health in February 2007 for the reimbursement of overhead costs incurred on grant research efforts since the commencement of the grant in July 2005. For the years ended December 31, 2006 and 2005, we had a net loss attributable to common stockholders of $28.1 million and $29.9 million, respectively. As of September 30, 2007, we had an accumulated deficit of approximately $173.6 million. We expect our annual net operating losses to continue over the next several years as we conduct our research and development activities, and incur preclinical and clinical development costs. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to commence clinical trials, obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability.

* We currently lack a significant continuing revenue source and may not become profitable.
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our BCR-ABL, MET or other oncology programs will generate product sales. We had revenues from collaborations, commercial agreements and grants totaling $7.6 million and $27.1 million for the three months and nine months ended September 30, 2007, respectively, and $27.8 million and $21.6 million for years ended December 31, 2006 and 2005, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability.
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
     Our commercial success depends on obtaining and maintaining patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, as well as successfully defending these patents against third party challenges. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford protection against competitors with similar technology, nor there any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable, or be modified or revoked in proceedings instituted by third parties before various patent offices or in courts.
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
* If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
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
     There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•	infringement and other intellectual property claims which, with or without merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•	substantial damages for infringement, including treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product or using the proprietary technology unless the third party licenses its technology to us, which it is not required to do;

•	if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross licenses to our technology; and

•	redesigning our products or processes so they do not infringe which may not be possible or may require substantial funds and time.
     There can be no assurance that third party patents containing claims covering our product candidates, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our areas or fields of interest, particularly in the area of protein kinase inhibitors, we believe there is a significant risk that third parties may allege they have patent rights encompassing our product candidates, technology or methods. In addition, we have not conducted an extensive search of third party trademarks, so no assurance can be given that such third party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law. If there is uncertainty with respect to our intellectual property rights related to our product candidates, technologies or methods, we may have difficulty entering into collaboration or licensing arrangements with third parties with respect to such product candidates, technologies or methods.
     Other product candidates that we may develop, either internally or in collaboration with others, could be subject to similar risks and uncertainties.
Risks Relating to the Securities Markets and Ownership of our Common Stock
* Market volatility may affect our stock price.
     Until our initial public offering in February 2006, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. We have had relatively low volume of trading in our stock since our initial public offering and we do not know if the trading volume of our common stock will increase in the future. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•	changes in the preclinical or clinical development status of or clinical trial results for our product candidates;

•	announcements of new products or technologies, commercial relationships or collaboration arrangements or other events by us or our competitors, or investor expectations with respect to such arrangements or events;

•	events affecting our collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities; and

•	changes in accounting principles generally accepted in the United States.
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
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002and rules adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.
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

Item 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(6)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank. Reference is made to Exhibit 10.34.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

4.9 (7)	Form of Warrant issued by Registrant in November and December 2006 to Oxford Finance Corporation and Silicon Valley Bank.

10.51(8)**	First Amendment to License and Collaboration Agreement between the Registrant and Novartis Institutes for Biomedical Research, Inc., dated September 4, 2007 and effective as of August 22, 2007.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 30, 2007, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007filed with the Commission on May 15, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2007, and incorporated herein by reference.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.
/s/ W. Todd Myers
W. Todd Myers Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
November 13, 2007