Form 10-K
period 2007-12-31
SGX PHARMACEUTICALS, INC.
filed 2008-03-27
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $36,098,501. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of March 14, 2008, the Registrant had 20,511,868 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

SGX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

SGX Pharmaceuticals, Inc. is a biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics directed at addressing unmet medical needs in oncology. We were incorporated in Delaware in July 1998. Our most advanced drug development programs target the c-MET receptor tyrosine kinase (or MET), an enzyme implicated in a broad array of cancers, and the BCR-ABL tyrosine kinase enzyme, for treatment of Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow. Our earlier stage drug discovery activities are focused on a portfolio of other protein and enzyme targets that have been implicated in human cancers.

Our drug discovery and development strategy aims to design new chemical entities with substantial commercial potential resulting from selective inactivation of validated targets in cancer patients that we believe are more likely to experience clinical benefit. We are taking an integrated approach to the discovery and development of innovative therapeutic agents for oncology by seeking to identify small molecules that selectively target and block (or inhibit) the actions of the proteins responsible, either wholly or in part, for the uncontrolled growth of malignant cells in human cancers. Generally, we have selected targets for which there is strong scientific evidence that DNA abnormalities activate the target protein and in turn contribute to uncontrolled cellular growth and replication. Uncontrolled cellular growth and replication are both typically associated with cancer. We have chosen indications for which we believe there are widely recognized unmet medical needs. Our strategy for the clinical development of such targeted inhibitors is to design and execute directed proof-of-concept clinical trials involving patients, who appear to have the requisite activating DNA abnormality. We believe this directed, targeted therapy approach increases the potential for demonstrating clinical benefit, potentially decreases the time required to conduct the clinical trial, reduces the number of patients enrolled in a clinical trial, and reduces the cost of the clinical trial compared to conventional more inclusive large-scale clinical trials. We believe this approach could reduce the time required to obtain necessary regulatory approvals.

Our approach to drug discovery combines a number of powerful tools designed to enable the identification of high quality development candidates. At the core is FAST, our fragment based, protein structure-guided drug discovery technology, underpinned by a state-of-the-art X-ray crystallographic platform for the determination of protein structures. We utilize small molecule scaffolds, drawing upon detailed three-dimensional information predicting how they will bind to the target protein. This approach typically provides multiple opportunities for lead optimization from which to choose. Careful selection of starting scaffolds in our compound library optimizes the drug-like properties of the leads we generate. The three-dimensional structural information is combined with biological data to facilitate the design and subsequent optimization of our lead compounds. We seek to maximize the potency and selectivity of our lead compounds while, maintaining the beneficial drug-like properties of the small molecule lead compounds.

The table below summarizes the status of our clinical and preclinical development programs and our drug discovery portfolio:

Program/Target/Compound/Indications	Status	Marketing Rights

MET
• SGX523 — Solid tumors	Clinical Development (Phase I)	SGX (Worldwide)
• SGX126 — Solid tumors	Preclinical Development	SGX (Worldwide)
BCR-ABL
• SGX393 — Second-line CML	Preclinical Development	SGX (Worldwide)*
Oncology Drug Discovery Portfolio
• Various — Front-Line CML	Lead Optimization	Novartis (Worldwide, except those rights available to SGX)
SGX (U.S. and Canada Commercialization rights)
• Various — including JAK2 and RAS	Lead Identification and Lead Optimization	SGX (Worldwide)

*	Subject to a reacquisition right of Novartis which may be exercisable at a later date.

MET Development Program

Our MET program is focused on the development of compounds that inhibit both wild-type and activated mutant forms of the protein target, MET. MET is a cellular signaling enzyme known as a receptor tyrosine kinase, which has been implicated in a wide range of cancers. Extensive laboratory studies of MET have yielded a growing body of evidence suggesting that uncontrolled stimulation/activation of MET plays a key role in various effects associated with cancer, including uncontrolled cellular growth and replication, increased cell movement and invasion, and an increased ability of cancer cells to metastasize, or spread beyond the organ of origin. Other observations have implicated MET in increased angiogenesis, a process by which tumors recruit new blood vessels to supply their increasing nutritional needs. Studies of tumors in humans have associated MET with more aggressive forms of cancer, such as lung and renal cancers, and activating MET mutations have been observed in a wide range of cancer types.

Conservative estimates based on scientific publications suggest that in the US more than 130,000 new cancers diagnosed during 2007 have the potential to respond to therapy with a MET inhibitor. Such cancers exhibit unusually high levels of MET activation or signaling and are, therefore, thought to be dependent on MET for their uncontrolled growth and proliferation. MET inhibitors have potential applications in both single-agent therapy and in combination with other anti-cancer agents. In some of the estimated 130,000 cancer patients newly diagnosed with MET-dependent tumors in 2007, our current scientific understanding suggests that single-agent treatment with a MET inhibitor may prove sufficient to control tumor growth (e.g., those patients with hereditary papillary renal cell carcinoma). In the majority of cases, however, growth of the cancer is thought to be driven by multiple DNA abnormalities and the appropriate role for a MET inhibitor is more likely to be in combination with other anti-cancer agents. Combination use of MET inhibitors may prove to be particularly significant in the setting of emerging resistance to standard-of-care drug regimens. Two examples provide evidence for this opportunity. First, a recently published scientific study demonstrated that non-small cell lung (NSCL) cancer cells resistant to treatment with an epidermal growth factor receptor (EGFR) inhibitor displayed MET gene amplification (i.e., an increased number of copies of the MET gene). Inhibition of MET activity in these cells in vitro restored their sensitivity to the EGFR inhibitor, suggesting that a MET inhibitor could be combined with either Tarceva® (erlotinib) or Iressa® (gefitinib) for treatment of drug resistant NSCL cancer. Second, increased MET protein signaling has also been observed in pancreatic cancer cells resistant to gemcitabine. Both EGFR resistance and gemcitabine resistance are accompanied by changes in the behavior of tumor cells that increase the likelihood of cell movement and cell invasion of surrounding tissues, both of which are thought to be controlled by MET.

We have identified a number of low molecular weight, selective MET inhibitors, including SGX523 and SGX126, which have demonstrated potency in cell based assays, oral bioavailability in multiple animal species and potent anti-tumor effects in multiple in vivo mouse models of human cancer.

SGX523

SGX523 is an internally developed, small molecule inhibitor of MET. In January 2008, we initiated two parallel, multi-center Phase I clinical trials to establish the safety and tolerability of an oral, twice daily dosing of SGX523 in patients with solid tumor cancers. The first trial has been designed to examine twice daily, oral dosing on a continuous 28-day cycle and the second trial has been designed to examine interrupted dosing (a repeating 21 day cycle of 14 days on therapy followed by 7 days off).

In both trials we have observed dose limiting toxicity (DLT) earlier than anticipated. The toxicity is of a nature that was not anticipated based on the preclinical profile of SGX523. In the continuous dosing trial, patients are continuing to be treated at a lower dose level, and we are evaluating the safety and efficacy of treatment at that dose level. The interrupted dosing trial started at a higher dose than the continuous dosing trial. No patients are currently receiving treatment in the interrupted dosing trial.

With this early identification of DLT, we are reassessing the clinical profile of SGX523 and its future development path is uncertain. We may consider exploring alternate dosing levels and/or schedules in both trials to seek to identify a safe and efficacious dose.

SGX126

In November 2007, we announced the nomination of a second MET development candidate, SGX126, for IND-enabling preclinical development, to broaden our MET program. SGX126 is an internally developed, orally bioavailable small molecule inhibitor of MET, with potent in vitro and in vivo activity. Pending successful completion of IND-enabling studies, we are targeting filing an IND for SGX126 in the fourth quarter of 2008. We are assessing whether to conduct any supplemental preclinical studies of SGX126 in light of the recent developments in our SGX523 clinical studies.

BCR-ABL Development Program

Our BCR-ABL development program is focused on a compound that inhibits both wild-type and drug-resistant mutant forms of the BCR-ABL kinase, the target for second-line treatment of Chronic Myelogenous Leukemia.

Chronic Myelogenous Leukemia (CML)

CML is a bone marrow cancer characterized by rapid and abnormal growth of white blood cells. The disease has an incidence of between 1 and 2 new patients per 100,000 individuals in the general population. In the US, this represents approximately 4,600 new patients a year. CML accounts for approximately 20 percent of adult leukemias in the US. All patients with CML possess an abnormal chromosome, known as the Philadelphia chromosome, in their leukemia cells.

Prior to the introduction of Gleevec® (imatinib mesylate), a large majority of CML patients failed other treatments and inevitably succumbed to their disease. In 2001, Gleevec was approved by the FDA and has become the standard of care for patients with CML.

Gleevec works by targeting leukemic cells and inhibiting the activity of the BCR-ABL tyrosine kinase protein, the enzyme responsible for their uncontrolled growth. Data from a five-year clinical study of Gleevec published in the New England Journal of Medicine documents the life-saving impact of this therapy for CML patients. Specifically, this study demonstrated that following five years of continuous daily therapy, 83% of patients remained in clinical remission with an overall survival rate of 89%. This level of efficacy contributes to the clinical and commercial success of Gleevec, which had sales of approximately $3.1 billion in 2007, and the market is anticipated to continue to increase. Not all patients will, however, benefit indefinitely from single agent treatment with Gleevec. Over time, drug resistance emerges, with approximately 17% of patients relapsing within five years, and 4% of patients intolerant of Gleevec or discontinuing therapy due to adverse events. The New England Journal of Medicine publication further documented that 31% of patients receiving Gleevec failed to eliminate leukemic cells from their bone marrow within 12 months of commencing therapy. These patients are at significantly higher risk of relapse versus those patients who do eliminate leukemic cells from the bone marrow in this time. In approximately two-thirds of cases, patient relapse has been linked to the emergence of mutant forms of BCR-ABL that are not inhibited by Gleevec. A large number of drug-resistant BCR-ABL mutants have been described, and the single mutant that has proved the most challenging is known as the T315I mutant. None of the currently approved BCR-ABL inhibitors, including Gleevec and Tasigna® (nilotinib), both marketed by Novartis Pharmaceuticals Corporation, and Sprycel® (dasatinib), marketed by Bristol Meyers Squibb Corporation, inhibit the T315I mutant form of BCR-ABL. Although there are a number of compounds being developed to address this mutant, to our knowledge there is no oral drug presently on the market that inhibits the T315I mutant form of BCR-ABL.

SGX393 — Relapsed/Refractory CML

The goal of this program is to develop an oral therapy for the second-line treatment of CML, that is patients that relapse while on Gleevec and those intolerant of Gleevec. Our development candidate, SGX393, is currently in IND-enabling preclinical development. SGX393 is an internally developed, potent, selective, orally bioavailable small molecule that inhibits wild-type BCR-ABL and many drug-resistant mutant forms of BCR-ABL, including the T315I mutant. Pending successful completion of IND-enabling activities, including formulation studies, we are targeting filing an IND application for SGX393 in the second quarter of 2008.

At present, we plan to conduct a Phase I dose escalation trial in relapsed/refractory CML patients to assess safety and tolerability and establish the maximum tolerated dose (MTD) or biologically effective dose (BED; i.e., the dose at which BCR-ABL enzyme activity is reduced by more than 90%) followed by administration of SGX393 to a cohort of pre-qualified CML patients possessing the T315I mutation. Subsequent clinical trials will be designed once the results of the initial trial are available, but they likely would involve pre-qualified CML patients bearing the T315I mutation, other relapsed/refractory CML patients and those intolerant of Gleevec.

SGX393 initially fell within the purview of our collaboration with the Novartis Institute for Biomedical Research (Novartis). We obtained the right to further develop and commercialize SGX393 following an amendment to our agreement with Novartis that was signed in September 2007, and it is subject to a reacquisition right of Novartis which may be exercisable at a future date.

Oncology Drug Discovery Portfolio

The SGX drug discovery technologies are being applied to a broad portfolio of oncology targets, including JAK2, RAS, and three undisclosed tyrosine kinases. During 2008, our objective is to nominate two new development candidates, which could lead to IND submission in 2009.

BCR-ABL

We have been collaborating with Novartis under a license and collaboration agreement that we entered into in March 2006, to discover, develop and commercialize oral BCR-ABL inhibitors for the front-line treatment of CML. The research term of this agreement concluded in late March 2008. Novartis remains responsible for the further preclinical and clinical development of the BCR-ABL inhibitors identified under the collaboration, other than SGX393. A number of compounds discovered within the collaboration are now undergoing further evaluation at Novartis. At this time, an IND for a drug candidate under the collaboration is not anticipated in 2008.

JAK2

JAK2 is a non-receptor tyrosine kinase involved in cytokine-induced signaling and growth regulation, survival, and differentiation of cells. Enhanced JAK2 activation has been implicated in various blood disorders. A particular JAK2 mutation, V617F, has been strongly correlated with a group of blood diseases known as myeloproliferative disorders (MPDs), such as Polycythemia Vera, Essential Thrombocythemia, and Chronic Idiopathic Myelofibrosis. We have identified JAK2 inhibitors that have good potency against both wild-type and mutant JAK2 in cell-based assays. Oral bioavailability and selectivity versus JAK3 have also been demonstrated, and current studies are aimed at optimizing the potency and drug-like properties of these compounds. This program is in the lead optimization stage. Lead optimization is the stage at which lead compounds are further modified to improve their potency, specificity, in vivo efficacy and safety.

RAS

RAS is a protein that regulates cell growth. RAS activating mutations, which result in a cancer causing form of RAS, have been found in 20-30% of all cancers. As a result, RAS has been implicated in a large number of diseases. However, RAS has proven a challenging target for the pharmaceutical industry and thus far, to our knowledge, there are currently no drugs on the market that directly target RAS. Applying our FAST platform, we have taken a novel approach to the modulation of RAS activity and we have identified inhibitors that have demonstrated cell-based activity. Our RAS program is currently in the lead identification stage. Lead identification is the stage at which compounds are identified and further characterized in preparation for the lead optimization stage.

Additional Drug Discovery Targets

In addition to BCR-ABL, JAK2 and RAS, we are pursuing lead identification/lead optimization for three additional undisclosed oncology targets, all of which are tyrosine kinases. Like MET, BCR-ABL, JAK2, and RAS, these targets have been chosen on the basis of their potential roles in human cancers. In each case, we believe there is strong scientific evidence that DNA abnormalities activate the target protein and in turn contribute to uncontrolled cellular growth and replication, both of which are associated with cancer. Our structural biology technologies are used to support all aspects of SGX drug discovery, including assessment of target suitabilitiy, X-ray crystallographic screening, lead identification, and lead optimization.

Our Drug Discovery Platform

FAST is our proprietary approach to drug discovery that uses X-ray crystallography and complementary biophysical and biochemical methods, combined with medicinal and computational chemistry for the rapid discovery and optimization of novel, potent and selective small molecule inhibitors of drug targets with good drug-like properties. Through the application of FAST, we are building a pipeline of oncology drug candidates. FAST addresses many of the limitations of traditional approaches to identify and optimize lead compounds, making it an attractive technology for a broad range of drug discovery targets, particularly those that have not yielded promising leads from high-throughput screening. Unlike traditional lead discovery approaches, which require ultra high-throughput screening of very large numbers of compounds, FAST focuses on a much smaller number of diverse, low molecular weight, water-soluble fragments, or scaffolds, as starting points for optimization. Rapid synthesis and optimization using protein structure-guided design enables the delivery of novel, potent and selective modulators of drug targets.

FAST encompasses the integration of the following technologies:

•	a high-throughput capability to generate many different crystals of a target protein in parallel;

•	the crystallographic screening of our library of scaffolds and elaborated scaffolds bound to the target protein of interest by direct visualization of bound compounds utilizing X-ray crystallography;

•	the use of additional screening methods to characterize the scaffolds and elaborated scaffolds in terms of potency, selectivity, pharmacokinetics, and physicochemical properties;

•	the use of novel computational design methods and iterative synthetic chemistry to optimize these scaffolds into drug-like lead compounds; and

•	the use of protein structure guided drug design to enable the rapid optimization of lead compounds into drug candidates with low molecular weight, high ligand efficiency, and good drug-like properties

Supporting FAST is an extensive X-ray crystallography platform. We have invested significant resources in the development and optimization of the technologies required to produce large numbers of protein variants and to evaluate their ability to provide high quality protein crystals. We have developed customized, robotic technologies for setup, storage, retrieval and imaging of protein crystallization experiments and our current instrumentation supports in excess of 40,000 crystallization experiments per day. We generate protein structures through our proprietary beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. This facility produces an extremely intense, highly focused X-ray beam to generate high-resolution data from approximately 50 crystals per day. This platform allows very rapid screening of our scaffold library, typically within 3-5 days.

Collaborations, Commercial Agreements and Grants

Since our inception, we have entered into multiple revenue-generating collaborations, commercial agreements and grants based upon FAST and related technologies with pharmaceutical and biotechnology companies, as well as government and other agencies. We generated aggregate revenues from collaborations, commercial agreements and grants of approximately $84.2 million for the three years of 2007, 2006, and 2005. Our active agreements include:

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

License and Collaboration Agreement

Novartis Institutes for Biomedical Research, Inc.

In March 2006, we entered into a License and Collaboration Agreement with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) focused on the development and commercialization of BCR-ABL inhibitors for the treatment of CML. Under the agreement, the parties are collaborating to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to our commercialization option in the United States and Canada. Pursuant to an amendment to our agreement with Novartis signed in September 2007, we have the right, but not the obligation, to develop and commercialize SGX393 outside of the collaboration, subject to a reacquisition right of Novartis that may be exercisable at a future date. We have also granted Novartis rights to include certain compounds that we do not pursue under the collaboration in Novartis’ screening library and we will be entitled to receive royalties on sales of products based on those compounds. The research term under this agreement concluded in late March 2008 and Novartis remains responsible for further development of BCR-ABL inhibitors identified pursuant to the collaboration, other than SGX393.

Under the terms of the agreement, we received $25.0 million of upfront payments, including $5.0 million for the purchase by Novartis Pharma AG of shares of our common stock. We were also entitled to receive research funding over the first two years of the collaboration of $9.1 million. With payments for achievement of specified development, regulatory and commercial milestones, including $9.5 million for events up to and including commencement of the first Phase I clinical trial, total payments to us could exceed $515 million. To date, under the collaboration, we have not received any milestone payments. At this time, an IND for a drug candidate under the collaboration is not anticipated in 2008.

Novartis is responsible for funding 100% of the development costs of product candidates from the collaboration, other than SGX393. The research and development activities of the parties are overseen by committees with equal representation of the parties, with Novartis having the right to make the final decision on certain matters. We are also eligible to receive royalties based on net sales. In addition, we retain an option to co-commercialize in the

United States and Canada oncology products developed under the agreement through a sales force trained and funded by Novartis.

While the research term of the agreement ended in late March 2008, the agreement will continue until the expiration of all of Novartis’ royalty payment obligations, unless the agreement is terminated earlier by either party. Novartis and we each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. If Novartis terminates the agreement for material breach by us, Novartis’ licenses under the agreement will continue subject to certain milestone and royalty payment obligations. If we terminate the agreement for material breach by Novartis, all rights to compounds developed under the collaboration will revert to us. Further, Novartis may terminate the agreement without cause if it reasonably determines that further development of compounds or products from the collaboration is not viable, in which event all rights to the compounds and products revert to us. In the event of a change in control of our company, in certain circumstances Novartis may terminate only the joint committees and co-commercialization option, with all other provisions of the agreement remaining in effect, including Novartis’ licenses and its obligations to make milestone and royalty payments.

Cystic Fibrosis Foundation Therapeutics, Inc.

In July 2005, we entered into a drug discovery collaboration agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, the drug discovery and development arm of the Cystic Fibrosis Foundation. Under the collaboration, we are continuing our structural biology work and have employed our proprietary FAST lead generation technology with the objective of generating novel small molecule therapies that function as “correctors” of the F508 deletion mutation found in the cystic fibrosis transmembrane conductance regulator, or CFTR. No such correctors have yet been identified. The F508 deletion mutation is the most commonly observed mutation in patients with cystic fibrosis. Individuals with the mutation fail to transport the CFTR protein to the cell surface, resulting in impaired function of the lung epithelium. Correctors of the mutant protein are expected to increase the amount of the mutant protein that is transported to the cell surface, resulting in more rapid clearing of lung infections and improved lung function. The research term of this collaboration agreement continues until July 2008. Our drug discovery agreement with CFFT may be terminated earlier by either party in the event of a material breach by the other party, subject to prior notice and the opportunity to cure. In addition, CFFT has the right to terminate the drug discovery agreement at any time upon 60 days notice.

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

Eli Lilly & Company

In April 2003, we entered into a research and technology agreement with Eli Lilly, which was extended in April 2005. Within this agreement, we apply our target-to-structure technology to key Eli Lilly drug targets to determine their three-dimensional structures. Our researchers subsequently generate data on Eli Lilly compounds that bind to the drug targets, providing input for their lead generation and optimization efforts. In parallel with the first two years of research under the agreement, we conducted a comprehensive program of technology transfer involving installation of components of our technology in a high-throughput structural biology facility for Eli Lilly, which includes modular automation systems and process technology we developed for protein engineering, crystallization and structure determination.

In December 2007, the research term of this agreement was extended until June 2010. The general terms of this commercial agreement continue until the later of the expiration of the last to expire of the patent rights covering technology developed under the agreement or April 2018, unless the agreement is earlier terminated. Either party may terminate the agreement in the event of material breach by the other party, subject to prior notice and the opportunity to cure. In addition, Eli Lilly may terminate the agreement if certain of our key employees leave our employment and significantly curtail participation in the project, or in the event we are acquired by one of the top 25 pharmaceutical companies ranked by worldwide sales.

In December 2003, we also expanded our research and technology agreement with Eli Lilly to provide Eli Lilly with long-term access to our beamline facility at the Advanced Photon Source in Argonne, Illinois, to support Eli Lilly drug discovery programs. Under the terms of our beamline services agreement with Eli Lilly, we generate crystal structure data on Eli Lilly drug targets and compounds in exchange for upfront access fees and maintenance fees paid by Eli Lilly. Eli Lilly also has the option to extend the term of its access to our beamline facility in the future for additional payments. The term of this beamline agreement continues until January 2012, unless Eli Lilly exercises its option to extend the term of its access to our beamline facility or the agreement is earlier terminated. Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure. In addition, Eli Lilly may terminate the agreement at any time, subject to prior notice.

Our Strategy

Our goal is to create a leading biotechnology company that discovers, develops and commercializes novel cancer drugs. Key elements of our strategy are to:

•	Focus on oncology. Despite recent advances in the treatment of cancer, there continue to be areas of significant unmet medical need. New approaches to cancer treatment, such as targeted therapies, to which we believe our technology is ideally suited, provide companies such as ours an opportunity to advance our pipeline through preclinical and clinical development to provide patients with life saving therapies. Furthermore, we consider drug development for the cancer markets attractive because relatively small clinical trials of short duration can provide meaningful data on patient outcomes.

•	Utilize our drug discovery platform to generate lead candidates. Our structure-guided drug discovery platform, centered on FAST, provides us with the capability to support a sustainable pipeline of oncology drug discovery programs. The SGX platform builds on our considerable expertise and experience in structural biology, with particular emphasis on protein kinases, nuclear hormone receptors, proteases, and nucleotide binding proteins. We have assembled an extensive portfolio of drug discovery targets, which we believe are implicated in various solid tumor and blood cancers. For these targets, we will seek to provide high-resolution X-ray structures and continuing support of structure-guided drug discovery using our FAST technology platform. In so doing, will seek to advance a sustainable portfolio of high value targeted anti-cancer agents towards development candidate nomination and subsequent IND submission.

•	Advance development candidates and commercialize product candidates. Our goal is to progress our product candidates through preclinical and clinical development, and ultimately to commercialization, while utilizing strategic partnering as appropriate.

•	Continue to access capabilities and generate revenue through strategic partnering. Revenue generation from strategic partnering will continue to be important to us in the near term by providing funds for reinvestment in internal drug discovery and development. Our business development activities will involve strategic partnering of certain of our oncology programs. Oncology partnerships will be sought with organizations that provide complementary capabilities to allow rapid progression of our product candidates to the market. We will remain open to opportunities to apply FAST to targets outside the oncology area, particularly where there are attractive financial or strategic opportunities.

Intellectual Property

We seek to protect our novel lead compounds, and proprietary technologies by filing appropriate patent applications. We have over 100 U.S. and foreign pending patent applications covering compositions of matter, drug discovery methods, protein structures and elements of our high-throughput structure determination platform. We intend to continue to file patent applications on lead series and drug discovery methods, to support our drug discovery platform. We currently have two issued U.S. patents directed to aspects of our high-throughput structure determination platform.

There can be no assurance that any of our patent applications will issue in any jurisdiction. Moreover, we cannot predict the breadth of claims that may be allowed or the actual enforceable scope of our patents. In the United States, we may lose our patent rights if we were not the first to invent the subject matter covered by each of our issued patents or pending patent applications. Outside of the United States we will not be able to obtain patent rights if we were not the first to file patent applications on the subject matter covered in our pending patent applications. We cannot be certain that our patents will be found valid and enforceable, or that we will not be found to infringe issued patent claims of any third party or that third parties will be found to infringe any of our issued patent claims.

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

Third Party Intellectual Property

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the field of small molecule kinase inhibitors and fields in which we and our collaborators are developing products. Because patent applications are not published until 18 months after the first filing in the United States and can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe.

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

We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that such patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates. Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our product candidates.

Sales and Marketing

We currently do not have sales and marketing capabilities and we have no plans to develop such capabilities in the near future. If we do advance any of our product candidates through clinical development, we will need to build a sales and marketing infrastructure, either on our own or in collaboration with other organizations. Under our license and collaboration agreement with Novartis, we retain an option to co-commercialize in the United States and Canada oncology products developed under the agreement through a sales force trained and funded by Novartis. For other programs, we may pursue strategic collaborations, as appropriate, to commercialize our product candidates on a world-wide basis.

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

We expect that any MET inhibitor that we may potentially develop for treatment of cancers, to compete with: XL880 and XL184, under development by Exelixis, Inc.; ARQ197, under development by Arqule, Inc.; PF02341066, under development by Pfizer, Inc.; MP470, under development by SuperGen, Inc.; MGCD265, under development by Methylgene Inc.; and inhibitors under development by Merck & Co. Other potential competing products are in clinical trials and preclinical development.

We expect that any BCR-ABL inhibitor that we may potentially develop for treatment of CML to compete with: Gleevec® (imatinib), marketed by Novartis, Inc.; Tasigna® (nilotinib), marketed by Novartis, Inc.; Sprycel® (dasatinib), marketed by Bristol Myers Squibb, Inc.; MK0457, under development by Merck and Co.; SKI-606, under development by Wyeth, Inc.; INNO-406, under development by Innovive Pharmaceuticals, Inc.; homoharringtonine, under development by ChemGenex, Inc.; KW-2449, under development by Kyowa Pharma, Inc.; XL228, under development by Exelixis, Inc.; and AP24534, under development by ARIAD Pharmaceuticals, Inc. Other potential competing products are in clinical trials and preclinical development.

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

Regulatory approval to conduct clinical trials will be required in any territories in which we, or our licensors, seek to test our development product candidates. Prior to human testing, such approval requires evaluation of product candidate quality as well as animal data relating to safety and, where relevant, efficacy. In general, new chemical entities are tested in animals to determine whether the product candidate is reasonably safe for initial human testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Within oncology, Phase I trials typically involve the initial introduction of the pharmaceutical into patients with advanced malignancy and the emphasis is on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II trials involve the evaluation of effectiveness of the drug for a particular indication in patients with the disease under study, and to determine the common short-term side effects and risks associated with the drug. Phase II trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than fifty to one hundred subjects. Phase III trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about safety and effectiveness needed to evaluate the overall risk-benefit relationship of the drug and to provide an adequate basis for product labeling.

In the United States an IND must be submitted to the FDA prior to the initiation of human studies. Absent an objection from the FDA, the application will become effective 30 days following receipt by the FDA. Prior regulatory approval to initiate human studies is also required in member states of the E.U. Additional requirements designed to protect the rights of participating patients also exist. Approval by an appropriately constituted Institutional Review Boards (IRB) in the United States or an equivalent Ethics Committee in other territories (EC) is also required prior to the commencement of any clinical trial. The ongoing conduct of the study is monitored on a periodic basis by the sponsor, institutional committees, as well as regulatory authorities. The submission of relevant safety data on both an episodic and periodic basis to such parties is required, as well as well-defined processes to support this activity. Authorities could demand discontinuation of studies at any time if significant safety issues arise. In all cases, it is our responsibility to ensure that we conduct our business in accordance with the regulations of each relevant territory.

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

Throughout the period of active marketing of any medicinal product, the company retains the responsibility to periodically and systematically review the safety profile of the marketed product. This requires an active pharmacovigilance program, and the company is required to report certain adverse events, safety trends, relevant literature reports and similar data to the competent regulatory authority. Similarly, the advertising and promotion of pharmaceutical products is also closely regulated and monitored by regulatory agencies. Moreover, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices (cGMPs) after approval, and the FDA periodically inspects manufacturing facilities to assess cGMP compliance. Accordingly, manufacturers must continue to expend resources on production, quality control and quality assurance to maintain compliance with GMP and other regulatory requirements.

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

Employees

As of December 31, 2007, we had 123 full-time employees, including 44 who hold Ph.D. and/or M.D. degrees. We had 105 full-time employees engaged in research and development, and our remaining employees are management or administrative staff. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Our drug discovery approach and the technologies on which we rely are unproven and may not result in the discovery or development of commercially viable products. There are currently no drugs on the market that have been discovered or developed using our proprietary technologies.

The process of successfully discovering and developing product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Our product candidates and drug discovery research and development programs are in early stages and require significant time-consuming and costly research and development, testing and regulatory approvals. We have only one clinical stage product candidate, SGX523, an inhibitor of the MET protein kinase and we have observed dose limiting toxicity in our Phase 1 clinical trials of SGX523 at lower doses than anticipated. As a result, the future clinical development of SGX523 is uncertain and we may never be able to identify a safe and efficacious dose for SGX523 or advance it through clinical development and develop a commercially viable product. Our other programs are at the preclinical or research stage. There is no guarantee that we will be successfully create and advance product candidates through preclinical or clinical development or that our approach to drug discovery will lead to the development of approvable or marketable drugs. Moreover, other than BCR-ABL, there is presently little or no clinical validation for the targets which are the focus of the programs in our oncology pipeline. Although drugs have been approved that inhibit the activity of kinases and other enzymes, to our knowledge no company has received regulatory approval for a MET kinase inhibitor and there is no guarantee that we will be able to successfully advance SGX523 or any other compounds from our kinase inhibitor programs. In addition, compounds we recommend for clinical development in any of our programs may not be effective or safe for their designated use, which would prevent their advancement into and through clinical trials and impede our ability to maintain or expand our clinical development pipeline. Although it has been our goal to file one IND per year, to date, we have filed only one IND for an internally developed product candidate. We may never successfully file any other INDs or commence clinical trials of any other internally developed compounds.

Because the results of preclinical studies are not necessarily predictive of results in humans, any product candidate we advance into clinical trials may not have favorable results or receive regulatory approval.

There can be no assurance that additional preclinical work conducted in the future will be positive or supportive of continued development of any product candidate. Even if product candidates advance through preclinical development, positive results from preclinical studies should not be relied upon as evidence that clinical trials will succeed. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Success in preclinical testing does not mean that clinical trials will be successful because product candidates in clinical trials may fail to demonstrate sufficient safety and efficacy despite having progressed through preclinical testing. For example, in our SGX523 clinical trials we observed toxicity in patients that was not anticipated from the preclinical studies. Companies frequently suffer significant setbacks in clinical trials, even after preclinical and earlier clinical trials have shown promising results. If negative preclinical results are seen in one compound from a particular chemical series, there may be an increased likelihood that additional compounds from that series will demonstrate the same or similar negative results. There is typically an extremely high rate of attrition from the failure of drug candidates proceeding through clinical trials.

Since SGX523 has demonstrated dose limiting toxicities at lower doses than anticipated, its future clinical development is uncertain. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial we are able to undertake, we would experience potentially significant delays in, or be required to abandon, development of that product candidate which may cause our stock price to decline and may materially and adversely affect our business.

Part of our strategy is to select drug discovery and development targets for which there is strong scientific evidence that DNA abnormalities activate the target protein and to design and execute initial clinical trials involving patients who are selected on the basis of strong scientific evidence of the requisite activating DNA abnormality. Our goal from this strategy is to potentially decrease the time required to conduct the clinical trial, reduce the number of patients enrolled in the clinical trial, and reduce the cost of the clinical trial as compared to conventional more inclusive large-scale clinical trials. However, there is no guarantee that this strategy will be successful and that we will be able to decrease the time required to conduct clinical trials or reduce the number of patients or costs of such trials.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical testing of SGX523 or any other product candidate we advance into clinical studies could significantly impact our product development costs and delay our ability to generate significant revenues. While the Phase 1 clinical trials for SGX523 commenced on schedule, we have experienced a setback in the clinical trials and we do not know whether they will be completed on schedule, or at all, or if any other clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	identifying and selecting a suitable development candidate;

•	successful completion of toxicology, formulation or other preclinical studies;

•	obtaining any required approvals from our collaborators, such as Novartis for any BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis;

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.

In addition, once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate for a number of reasons including unexpected safety issues or patient availability. For instance, for SGX393 or any other BCR-ABL product candidate that may be selected for clinical development, we may have difficulty in recruiting a sufficient number of patients on an acceptable timeline due to the competing product candidates in clinical development and the relatively small number of patients available in the initial indication which we would expect to target. Patient enrollment may also slow as a result of safety issues that emerge during the trial, the relatively small number of patients and the significant health issues of patients suffering from the indication we are targeting. Further a clinical trial may be suspended or terminated by us, our data and safety monitoring board, our collaborators, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or insufficient efficacy; or

•	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of SGX523, SGX393, or any other product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.

Any product candidate we advance into clinical trials may cause undesirable side effects that could delay or prevent its regulatory approval or commercialization.

Undesirable side effects caused by SGX523 such as those we have observed in our Phase 1 clinical trials or any other product candidate we advance into clinical trials could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could inhibit or prevent us from partnering or commercializing SGX523 or any other product candidates we advance into clinical trials and our business would be materially adversely affected. In addition, if any product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:

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

We have limited manufacturing experience. We primarily rely on third parties to provide sufficient quantities of our product candidates to conduct preclinical and clinical studies. We have no control over our manufacturers’ and suppliers’ compliance with manufacturing regulations, and their failure to comply could result in an interruption in the supply of our product candidates.

To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates and have contracted with third party manufacturers to provide material for preclinical studies and clinical trials and to assist in the development and optimization of our manufacturing processes and methods. We currently rely on a single manufacturer for SGX523 and SGX126 and another single manufacturer for SGX393. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our product candidates on the timeline we have set and in accordance with cGMP and other regulatory requirements, and for clinical studies beyond the Phase 1 studies, to manufacture on a large scale and at a competitive cost. Significant scale-up of manufacturing which will be required for large scale clinical studies may require additional validation studies, which the FDA must review and approve. If we are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors or the failure to maintain consistent standards across different batches, could result in delays in commencement of clinical studies, patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. For SGX393 we have not yet determined the appropriate formulation for clinical studies and there is no guarantee that we will successfully determine an appropriate formulation to move the product candidate into clinical studies.

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

The success of our BCR-ABL inhibitor program depends heavily on the activities of Novartis. If Novartis is unable to identify any development candidates or is unwilling to further develop or commercialize development candidates that may be identified under the collaboration, or experiences significant delays in doing so, our business may be harmed.

As the research term of our collaboration with Novartis ended in late March 2008 and Novartis is responsible for the further discovery and development of drug candidates identified under the collaboration, other than SGX393, the future success of our BCR-ABL program for the treatment of front-line CML will depend in large part on the activities of Novartis with respect to compounds and potential drug candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated, and we may experience further delays in the collaboration’s progress. It is possible that we and Novartis may never select a development candidate or commence clinical trials. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to discover and develop product candidates under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that may be developed under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.

Any product candidates we advance into clinical trials are subject to extensive regulation, compliance with which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

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

In addition, while we may seek to take advantage of various regulatory processes intended to accelerate drug development and approval for SGX393 , there is no guarantee that the FDA will review or accept an NDA under the accelerated approval regulations, based on our clinical trial design, the results of any clinical trials we may conduct or other factors.

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

We have limited clinical development and commercialization experience.

We have very limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed only one IND application, initiated two Phase 1 clinical trials, and one Phase 2/3 clinical trial (which was ultimately suspended and terminated). We have not filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, could delay any product launch, and we may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we would be forced to rely on third-party clinical investigators, clinical research or marketing organizations. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail and we may be unable to generate product revenues.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on third parties, such as medical institutions, clinical investigators and contract laboratories, to conduct our SGX523 clinical trials and any other future clinical trials. We may not be able to control the amount and timing of resources that third parties devote to any clinical trials we may commence or the quality or timeliness of the services performed by such third parties. In any of our clinical trials, in the event that we are unable to maintain our relationship with any clinical trial sites, or elect to terminate the participation of any clinical trial sites, we may experience the loss of follow-up information on patients enrolled in such clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines in connection with any future clinical trials, or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, our reputation in the industry and in the investment community may be significantly damaged, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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

The success of our current business strategy and our near and long-term viability will depend in part on our ability to successfully maintain our existing collaborations and establish new strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that we have discovered and that may be discovered through our drug discovery platform, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or the safety or efficacy profiles of product candidates. And our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms. In addition, if as a result of our financial condition or other factors we enter into a strategic collaboration while a drug candidate program is in early preclinical development, we may not generate as much near- or longer-term revenue from such program as we could have generated if we had the resources to further independently develop such program.

We have entered into drug discovery collaborations, such as those with Novartis and the Cystic Fibrosis Foundation. In each case, our collaborators have agreed to finance the clinical trials for product candidates resulting from these collaborations and, if they are approved, manufacture and market them. Accordingly, we are dependent on our collaborators to gain regulatory approval of, and to commercialize, product candidates resulting from most of our collaborations. Depending upon the success of our collaboration with Novartis, we may derive a substantial portion of our near-term revenues from Novartis. However, it has taken longer than anticipated to identify a development candidate under this collaboration and there is no guarantee that a development candidate will be identified. No further research funding will be received under the collaboration as a result of the conclusion of the research term of the collaboration in late March 2008. At this time, an IND for a development candidate under the collaboration is not anticipated in 2008 and it is possible that an IND may never be filed. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to develop product candidates that may be identified under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. If no development candidates are identified under the collaboration or Novartis determines that the further development of compounds being developed under the collaboration is not viable for competitive, safety or efficacy reasons, our business may be materially and adversely affected.

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

We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations for a variety of reasons, including:

•	we do not achieve our objectives under our collaboration agreements;

•	we or our collaborators are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•	we are unable to manage multiple simultaneous product discovery and development collaborations;

•	our potential collaborators are less willing to expend their resources on our programs due to their focus on other programs, including their internal programs, or as a result of general market conditions;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

•	we or our collaborators encounter regulatory hurdles that prevent the further development or commercialization of our product candidates; or

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators.

If we or our collaborators are unable to develop or commercialize products as a result of the occurrence of any one or a combination of these events, our business may be seriously harmed.

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

Revenue generation utilizing compounds identified by us from the application of our technologies, such as SGX523, and our FAST drug discovery platform and related technologies, is important to us to provide us with funds for reinvestment in our internal drug discovery and development programs. If we fail to enter into a collaboration or out-licensing agreement on SGX523 or SGX126 or establish other collaborations, commercial agreements or out-licensing arrangements on acceptable terms, we may not generate sufficient revenue to support our internal discovery and development efforts. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, they may force us to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations.

Our drug discovery efforts are dependent on continued access to and use of our beamline facility, which is subject to various governmental regulations and policies and a user agreement with the University of Chicago and the U.S. Department of Energy. If we are unable to continue the use of our beamline facility, we may be required to delay, reduce the scope of or abandon some of our drug discovery efforts, and may fail to perform under our collaborations, commercial agreements and grants, which would result in a material reduction in our revenue.

We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. Accordingly, our access to and use of the facility is subject to various government regulations and policies. In addition, our access to the beamline facility is subject to a user agreement with the University of Chicago and the U.S. Department of Energy with an initial five year term expiring in January 1, 2009. Although the term of our user agreement automatically renews for successive one-year periods, the University of Chicago may terminate the agreement and our access to the beamline facility by providing 60 days’ notice prior to the beginning of each renewal period. In addition, the University of Chicago may terminate the agreement for our breach, subject to our ability to cure the breach within 30 days. In the event our access to or use of the facility is restricted or terminated, we would be forced to seek access to alternate beamline facilities. There are currently only a very small number of alternate beamline facilities worldwide, which we believe are comparable to ours. To obtain equivalent access at a single alternate beamline facility would likely require us building out a new beamline at such facility which could take over two years and would involve significant expense. However, we cannot be certain that we would be able to obtain equivalent access to such a facility on acceptable terms or at all. In the interim period, we would have to obtain beamline access at a combination of facilities, and there is no guarantee that we would be able to obtain sufficient access time on acceptable terms or at all. If alternate beamline facilities are not available, we may be required to delay, reduce the scope of or abandon some of our early drug discovery efforts. We may also be deemed to be in breach of certain of our commercial agreements. Even if alternate beamline facilities are available, we cannot be certain that the quality of or access to the alternate facilities will be adequate and comparable to those of our current facility. Failure to maintain adequate access to and use of beamline facilities may materially adversely affect our ability to pursue our own discovery efforts and perform under our collaborations, commercial agreements and grants, which are our current primary source of revenue.

If our competitors develop treatments for cancer indications we target that are approved more quickly, marketed more effectively or demonstrated to be more effective or safer than our current or future product candidates, our ability to generate product revenue will be reduced or eliminated.

Most cancer indications for which we are developing products have a number of established therapies with which our product candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional as well as novel mechanisms of action. In addition to programs that specifically compete with ours, our product candidates could be adversely affected by new approaches to the treatment of cancer.

We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. With respect to SGX523, we are aware of a number of companies working in the area of small molecule inhibitors of MET, which are at varying stages of preclinical or clinical development, including Exelixis, Inc., Arqule, Inc., Pfizer, Inc., SuperGen, Inc., Methylgene Inc., and Merck and Co. Ltd. We are also aware of a number of companies working in the area of biological agents that interfere with MET, which are at varying stages of preclinical or clinical development, including Amgen, Inc., Schering Plough Corporation, Takeda Pharmaceutical Company Limited, Genentech, Inc. and Astra Zeneca Ltd.

With respect to our BCR-ABL inhibitors, we are aware of a number of companies working in this area which are at varying stages of preclinical or clinical development, including Bristol Myers Squibb, Inc., Merck and Co., Wyeth, Inc., Innovive Pharmaceuticals, Inc., ChemGenex, Inc., Kyowa Hakko Kogyo Pharma, Inc., Exelixis, Inc., Ariad Pharmaceuticals, Inc., Kinex Pharmaceuticals, Inc., Pfizer, Inc., and Deciphera Pharmaceuticals, Inc.

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

An important part of our business strategy is to continue to develop a broad pipeline of product candidates. These efforts may include potential licensing and acquisition transactions. Although we are not currently a party to any in-licensing agreements or commitments, we may, seek to expand our product pipeline and technologies, at the appropriate time and as resources allow, by acquiring or in-licensing products, or combining with businesses that we believe are a strategic fit with our business and complement our existing internal drug development efforts and product candidates, research programs and technologies. Future transactions, however, may entail numerous operational and financial risks including:

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

In certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription drugs and the reform of the Medicare and Medicaid systems. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provided a new Medicare prescription drug benefit beginning in 2006 and mandated other reforms in the Medicare and Medicaid systems that have been subject to various amendments and modifications over the past several years. We are not yet able to assess the full impact of this legislation and it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce prescription drug prices. In addition, because we are approaching an election year, there may be significant healthcare reform and other measures that may adversely impact our business. This could harm our ability to market our products and generate revenues. It is also possible that other proposals having a similar effect will be adopted.

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

Since we were incorporated in 1998, we have increased the number of our full-time employees to 123 as of December 31, 2007. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through preclinical studies and clinical trials, and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this potential future growth. Our need to effectively manage our operations, potential future growth and various projects requires that we manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and third parties, continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and chemists, biologists, and preclinical and clinical personnel. The loss of the services of any of our senior management, particularly Michael Grey, our President and Chief Executive Officer, or Stephen Burley, our Senior

Vice President and Chief Scientific Officer and Senior Vice President, Research, could have an adverse effect on our business. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to establish new collaborations and commercial agreements. We believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing and new collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second half of 2009. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:

•	terms and timing of, and material developments under, any new or existing collaborative, licensing and other arrangements, including potentially partnering our internal discovery and development programs, such as MET, or potentially retaining such programs through later stages of preclinical and clinical development;

•	rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We have incurred substantial net operating losses since our inception. For the year ended December 31, 2007 and 2006, we had a net loss attributable to common stockholders of $16.0 million and $28.1 million, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $179.7 million. We expect our annual net operating losses to continue over the next several years as we conduct our research and development activities, and incur preclinical and clinical development costs. Because of the numerous risks and uncertainties associated with our research and development efforts and other factors, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We will need to commence clinical trials, obtain regulatory approval and successfully commercialize a product candidate or product candidates before we can generate revenues which would have the potential to lead to profitability.

We currently lack a significant continuing revenue source and may not become profitable.

Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our MET, BCR-ABL or other oncology programs will generate product sales, or that any such sales will be sufficient to allow us to become profitable. We had revenues from collaborations, commercial agreements and grants totaling $34.7 million and $27.8 million for years ended December 31, 2007 and 2006, respectively. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability.

Our ability to generate continuing revenues depends on a number of factors, including:

•	obtaining new collaborations and commercial agreements;

•	performing under current and future collaborations, commercial agreements and grants, including achieving milestones;

•	successful completion of clinical trials for any product candidate we advance into clinical trials;

•	achievement of regulatory approval for any product candidate we advance into clinical trials; and

•	successful selling, manufacturing, distribution and marketing of our future products, if any.

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

We have product liability insurance that covers our Phase 1 clinical trials of SGX 523. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of government agency securities, corporate debt securities and auction rate securities (ARS). As of December 31, 2007, our short-term investments included $1.5 million of an AAA/Aaa rated ARS which experienced failed auctions due to market uncertainties at the time its interest rate was to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, our ARS has experienced a decline in value. In the event we need to access these funds, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or the security matures. As of December 31, 2007, the fair value of our ARS was reduced by $0.5 million, from $1.5 million to $1.0 million at December 31, 2007, reflecting the change in fair market value. Although the ARS continues to pay interest according to its stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, a realized loss of approximately $0.5 million was recognized in the fourth quarter of 2007, reflecting an other-than-temporary decline in value. If the credit ratings of the ARS issuer deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the fair value of the investment through an additional impairment charge, which could negatively affect the Company’s financial condition. There is no guarantee that we will be able to liquidate our ARS or that we will not incur further realized losses.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the Nasdaq Stock Market, have resulted in and will continue to result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

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

We lease approximately 60,568 square feet of laboratory and office space in San Diego, California under three lease agreements that terminate in September 2013. We believe that our facilities will adequately meet our present research and development needs.

Item 3.	Legal Proceedings

We are not currently involved in any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq Global Market on February 1, 2006 under the symbol “SGXP.” Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported on the Nasdaq Global Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2006	High	Low

First Quarter	$9.71	$5.75
Second Quarter	8.18	4.65
Third Quarter	5.50	1.88
Fourth Quarter	3.56	2.50

Year Ended December 31, 2007	High	Low

First Quarter	$5.91	$3.20
Second Quarter	5.50	4.61
Third Quarter	7.40	5.29
Fourth Quarter	6.59	4.71

The closing price for our common stock as reported by the Nasdaq Global Market on March 24, 2008 was $4.04 per share. As of March 14, 2008, there were approximately 118 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2007.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on February 1, 2006 in (i) the Company’s common stock, (ii) the Nasdaq Composite Index (the “Nasdaq”) and (iii) the NASDAQ Biotechnology Index (the “NBI”). All values assume reinvestment of the full amount of all dividends.

Comparison of Cumulative Total Return on Investment since our Initial Public Offering on February 1, 2006:

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN*
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

The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this report. Historical results for any prior period are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenue:
Collaborations and commercial agreements	$22,367	$19,906	$14,604	$15,941	$10,135
Grants — subcontractor reimbursements	8,702	5,120	5,083	4,976	4,599
Grants	3,670	2,754	1,949	6,380	3,344

Total revenue	34,739	27,780	21,636	27,297	18,078
Expenses:
Research and development	42,249	46,942	37,881	31,444	28,587
General and administrative	8,642	9,588	11,820	6,719	7,353
In-process technology	—	—	—	4,000	—

Total operating expenses	50,891	56,530	49,701	42,163	35,940

Loss from operations	(16,152)	(28,750)	(28,065)	(14,866)	(17,862)
Interest income	961	1,805	284	175	320
Interest expense	(816)	(1,107)	(422)	(669)	(1,219)
Interest expense associated with debenture	—	—	(1,188)	(3,392)	—

Net loss	(16,007)	(28,052)	(29,391)	(18,752)	(18,761)
Accretion to redemption value of redeemable convertible preferred stock	—	(49)	(472)	(329)	(329)

Net loss attributable to common stockholders	$(16,007)	$(28,101)	$(29,863)	$(19,081)	$(19,090)

Basic and diluted net loss attributable to common stockholders per share	$(1.01)	$(2.03)	$(48.32)	$(39.84)	$(44.92)

Shares used to compute basic and diluted net loss attributable to common stockholders per share	15,915	13,814	618	479	425

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,990	$33,877	$17,718	$11,512	$13,635
Working capital (deficit)	17,892	17,263	618	(8,634)	1,042
Total assets	51,056	48,464	33,112	28,332	35,943
Long-term debt obligations (including current portion)	4,194	7,552	15,733	23,420	13,487
Redeemable preferred stock	—	—	46,837	74,850	88,306
Accumulated deficit	(179,736)	(163,729)	(135,628)	(105,765)	(86,684)
Total stockholders’ equity (deficit)	25,023	13,613	(41,677)	(78,782)	(78,044)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics directed at addressing unmet medical needs in oncology. Our most advanced drug development programs target the c-MET receptor tyrosine kinase (or MET), an enzyme implicated in a broad array of solid and blood tumors, and the BCR-ABL tyrosine kinase enzyme, for treatment of Chronic Myelogenous Leukemia, or CML, a cancer of the bone marrow. Our earlier stage drug discovery and development activities are focused on a portfolio of other protein and enzyme targets that have been implicated in human cancers.

We generated approximately $34.7 million, $27.8 million, and $21.6 million in revenues from collaborations, commercial agreements and grants during the years ended December 31, 2007, 2006 and 2005, respectively. We have incurred significant losses since our inception in 1998, as we have devoted substantially all of our efforts to research and development activities. As of December 31, 2007, our accumulated deficit was approximately $179.7 million. We expect to incur substantial and possibly increasing losses for the next several years as we develop and expand our oncology pipeline.

We were incorporated in Delaware in July 1998. To date, we have not generated any revenues from the sale of therapeutic drugs. We have financed our operations and internal growth through private placements of our equity securities, our initial public offering, our collaboration, commercial agreement and grant revenue and debt financings.

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

Our research activities are focused on building an internal oncology pipeline and generating lead compounds for ourselves and our potential partners through application of our FAST drug discovery platform and related technologies. Our most advanced programs are focused on compounds that inhibit MET and BCR-ABL.

We incurred $3.6 million, $2.8 million, and $1.9 million of internal research expenses in connection with our NIH grants in 2007, 2006 and 2005, respectively. We also incurred $3.7 million, $5.1 million, and $5.1 million of expenses to subcontractors in connection with our research under NIH grants in 2007, 2006, and 2005, respectively.

We incurred $11.3 million and $3.3 million in expenses related to the research and development of our MET and BCR-ABL programs, respectively, during 2007. We incurred $0.6 million, $9.5 million, and $6.5 million of expenses related to the development of Troxatyl in 2007, 2006 and 2005 respectively, for a total of $22.1 million cumulatively expended on Troxatyl, a drug development program which we discontinued in 2006.

All other research and development expenses are for various programs in the preclinical and research and discovery stages. For these preclinical programs, we use our internal resources, including our employees and discovery infrastructure, across several projects, and many of our costs are not attributable to a specific project but are directed to broadly applicable research projects. Accordingly, we do not account for our internal research costs on a project basis. Research and development expense also includes stock-based compensation expense associated with employees performing research and development activities.

We anticipate that our existing level of expenditures will support our planned research and development activities. However, drug discovery and development outcomes and timelines and associated costs are uncertain and therefore vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success in each program.

General and Administrative Expense

General and administrative expense consists primarily of compensation, including stock-based, and other expenses related to our corporate administrative employees, legal fees and other professional services expenses. We anticipate that we will maintain our existing level of general and administrative expenditures. However, we will make determinations as to the necessary levels of general and administrative expenditures on an on-going basis relative to our research and development activities and regulatory obligations.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

Interest expense in 2007 and 2006 includes interest charges associated with the line of credit and equipment financing facility which we entered into with Silicon Valley Bank and Oxford Finance Corporation in September 2005. Interest expense in 2005 represents interest on our debt and secured promissory notes in an aggregate principal amount of $13.4 million that we issued in two tranches in a secured bridge financing in July and September 2004, which were converted into redeemable convertible preferred stock in April 2005.

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

Stock-Based Compensation Expense

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123R became effective for us at the beginning of the first quarter of 2006.

We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of SFAS 123R. Effective January 1, 2006, we began to use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Prior to adopting the provisions of SFAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion 25. Stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $3.3 million and $4.4 million, respectively (excluding stock-based compensation expense for share based awards to non-employees). At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.6 million, which is expected to be recognized over a weighted average period of 2.45 years. Total stock options granted during the year ended December 31, 2007 and 2006 represented 4.1% and 5.0% of total outstanding shares as of the end of 2007 and 2006, respectively.

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

For purposes of estimating the fair value of stock options granted during the years ended December 31, 2007 and 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS 123R and Staff Accounting Bulletin No. 107, Share Based Payment or SAB 107. If our stock price volatility assumption were increased to 78%, the weighted average estimated fair value of stock options granted during the year ended December 31, 2007 and 2006 would increase by $0.11 per share, or 4.1%, from $2.69 to $2.80 and $0.49 per share, or 11%, from $4.36 to $4.85, respectively.

As permitted by SAB 107, we utilize the “shortcut approach” to estimate an option’s expected term, which represents the period of time that an option granted is expected to be outstanding. The expected term of options granted is derived from the average midpoint between vesting and the contractual term.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 4.6% and 4.7% for the years ended December 31, 2007 and 2006, respectively) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the years ended December 31, 2007 and 2006 by $0.05 per share, or 1.9% and $0.10 per share, or 2.4%, respectively.

We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0% for the years ended December 31, 2007 and 2006.

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

Deferred stock compensation, which is a non-cash charge, results from employee stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. Given the absence of an active market for our common stock through 2005, our board of directors considered, among other factors, the liquidation preferences, anti-dilution protection and voting preferences of the preferred stock over the common stock in determining the estimated fair value of the common stock for purposes of establishing the exercise prices for stock option grants.

As a result of initiating our initial public offering, we revised our estimate of the fair value of our common stock for the year ended December 31, 2005 for financial reporting purposes. This was done retrospectively by management and we did not obtain contemporaneous valuations from an independent valuation specialist. In reassessing the value of our common stock in 2005, we considered the price we received in April 2005 for our Series B preferred stock and then steadily increased the estimated fair value to $14.06 per common share up to the time of our initial public offering based on an assessment of market considerations, including discussions with the underwriters who managed the initial public offering, and other factors. Furthermore, we believe this valuation approach is consistent with valuation methodologies applied to other similar companies for financial reporting purposes pursuing an initial public offering.

For stock option and restricted stock grants to employees and non-employee directors prior to December 31, 2005, we recorded deferred stock compensation, net of forfeitures, totaling $13.6 million in 2005 which represents the difference between the revised fair value for financial reporting purposes of our common stock and the option exercise price at the date of grant. We also recorded deferred stock compensation of $1.7 million for the issuance of equity instruments to former employees and consultants in 2005. Deferred compensation was to be amortized to expense over the vesting period of the related options using an accelerated method. As a result of the adoption of SFAS 123R on January 1, 2006, these deferred compensation amounts, totaling $5.1 million, were reversed out of deferred compensation against additional paid-in capital and the expense will be taken in accordance with SFAS 123R for all remaining unvested grants.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations, particularly in conjunction with the conduct of our clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with United States generally accepted accounting principles.

Deferred Tax Asset Valuation Allowance

Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2007 and 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.

Results of Operations

Year Ended December 31, 2007 Compared to 2006

Collaboration, Commercial Agreement and Grant Revenue.  Collaboration, commercial agreement and grant revenue increased to $34.7 million for the year ended December 31, 2007 from $27.8 million for the year ended December 31, 2006. The increase of $6.9 million, or 25%, was primarily due to reimbursement of overhead costs, which includes $3.5 million recognized as revenue during the three months ended March 31, 2007 arising from the agreement reached with the National Institute of Health in February 2007 for the reimbursement of overhead costs incurred on grant research efforts since the commencement of the grant in July 2005, and increased research efforts related to our grants, which increased by $1.0 million during 2007. Additionally, revenues related to our collaboration agreement with Novartis increased by $1.8 million during 2007. The $1.8 million increase associated with the Novartis collaboration, is comprised of an increase of $1.7 million related to the amortization into revenue of the $20 million upfront payment received in 2006, $0.8 million increase in research services, which concluded in March 2008, and a decrease of $0.7 million related to reimbursement of out of pocket expenditures. Revenue related to our beamline services increased by approximately $0.5 million during 2007, as a result of an increased customer base combined with an increase in rates over prior year.

Research and Development Expense.  Research and development expense decreased to $42.2 million for the year ended December 31, 2007 from $46.9 million for the year ended December 31, 2006. The decrease of $4.7 million, or 10%, was primarily attributable to a $1.4 million decrease in depreciation expense, $1.4 million decrease in the use of outside services in connection with our MET and BCR-ABL programs, $1.3 million decrease in grant subcontractor expense, $0.4 million decrease in stock-based compensation expense and a $0.2 million decrease in external development costs. We anticipate that our existing level of expenditures will support our planned research and development activities in 2008. However, drug discovery and development outcomes, timelines and associated costs are uncertain and therefore vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each program.

General and Administrative.  General and administrative expense decreased to $8.6 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. The decrease of $1.0 million, or 10%, was primarily attributable to a decrease of $0.8 million in stock-based compensation expense, $0.3 million decrease in consulting expense, and $0.3 million decrease in legal and professional fees offset by an increase of $0.3 million in license and patent services and a $0.2 million increase in facilities and utilities expense. We anticipate that we will maintain our existing level of general and administrative expenditures in 2008. However, we will make determinations as to the necessary levels of general and administrative expenditures on an on-going basis relative to our research and development activities and regulatory obligations.

Interest Income.  Interest income decreased to $1.0 million for the year ended December 31, 2007 from $1.8 million for the year ended December 31, 2006. The decrease of $0.8 million, or 44%, was due primarily to a realized loss of $0.5 million on a short-term investment in 2007 and lower cash balances during the majority of 2007 compared to 2006. Consistent with our investment policy guidelines, we purchased an auction rate security (ARS) during 2007. This security had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at December 31, 2007 has experienced multiple failed auctions. The estimated market value of this ARS at December 31, 2007 was $1.0 million, which reflects a $0.5 million adjustment to the par value of $1.5 million. Although the ARS continues to pay interest according to its stated terms, based on uncertainties surrounding this investment, continued failure of auctions and a downward trend on bid quotes through December 31, 2007, we recorded an impairment charge of $0.5 million in the fourth quarter of 2007, reflecting an other-than-temporary decline in value.

Interest Expense.  Interest expense decreased to $0.8 million for the year ended December 31, 2007 from $1.1 million for the year ended December 31, 2006, due to the decrease in our debt obligations.

Year Ended December 31, 2006 Compared to 2005

Collaboration, Commercial Agreement and Grant Revenue.  Collaboration, commercial agreement and grant revenue increased to $27.8 million for the year ended December 31, 2006 from $21.6 million for the year ended December 31, 2005. The increase of $6.1 million, or 28%, was primarily due to the amortization into revenue of the $20 million upfront payment received from Novartis (approximately $3.8 million), the initiation of the research services (approximately $3.4 million) and reimbursement of out of pocket expenses (approximately $1.6 million), both in connection with the collaboration with Novartis, increased research grant efforts (approximately $0.8 million) and the increase in the level of research services performed in connection with the Cystic Fibrosis Foundation Therapeutics, Inc. (approximately $0.9 million). These additional revenues were offset by a reduction in revenues due to the conclusion of research services in 2006 which were ongoing in 2005.

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

Interest Income.  Interest income increased to $1.8 million for the year ended December 31, 2006 from $284,000 for the year ended December 31, 2005. The increase of $1.5 million, or 536%, was due primarily to higher cash and cash equivalent balances. The higher cash balances are the result of the proceeds received from our initial public offering in February 2006 and the Novartis agreement in March 2006.

Interest Expense.  Interest expense (excluding interest expense associated with our bridge notes issued in July and September 2004) increased to $1.1 million for the year ended December 31, 2006 from $422,000 for the year ended December 31, 2005. We did not receive any funds under the line of credit and equipment financing agreements with Silicon Valley Bank and Oxford Finance Corporation until September 2005. We also received funds under these arrangements in December 2005 and December 2006. Accordingly, the increase in interest expense was due to the higher debt levels in 2006 compared to 2005 (excluding indebtedness under our bridge notes issued in July and September 2004).

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

We have recorded revenues from our collaborations, commercial agreements and grants totaling $34.7 million, $27.8 million, and $21.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In November 2007, we completed a private placement offering of an aggregate of 4,943,154 shares of our common stock, together with warrants to purchase an aggregate of 1,482,944 shares of our common stock, and raised net proceeds of approximately $23.2 million, after deducting offering expenses of approximately $1.8 million. In February 2006, we completed an initial public offering of an aggregate of 4,152,904 shares of our common stock and raised net proceeds of approximately $20.6 million, after deducting the underwriting discount and offering expenses, and including the underwriter’s over-allotment option which was exercised in March 2006. Upon the completion of our initial public offering in February 2006, all of our previously outstanding shares of preferred stock converted into an aggregate of 8,346,316 shares of our common stock and a convertible note of $6.0 million converted into 1,000,000 shares of our common stock.

In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. The debt bears interest at a rate of approximately 10% per annum and is due in monthly installments over three years. In September and December 2005, we borrowed approximately $4.0 million and $4.9 million, respectively, of the funds available under this line of credit and equipment financing agreement for general purpose working capital needs and capital expenditures spending, and issued the lenders warrants to purchase an aggregate of 45,184 shares of our common stock, at an exercise price of $9.42 per share. In November and December of 2006, we borrowed the remainder of the available financing under this line of credit and equipment financing agreement of approximately $1.1 million, and issued the lenders warrants to purchase an aggregate of 5,771 shares of our common stock at an exercise price of $9.42 per share.

As of December 31, 2007, an aggregate of approximately $4.2 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation entered into in 2005 and other lines of credit entered into prior to 2005. The debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2007, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 9.71% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made principal payments on our debt of approximately $3.5 million, $3.5 million, and $3.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

In March 2006, we entered into a license and collaboration agreement with Novartis to develop and commercialize BCR-ABL inhibitors for the treatment of CML. In connection with the license and collaboration agreement, Novartis paid us a non-refundable, non-creditable license fee of $20.0 million, which was received in May 2006. As of December 31, 2007, we had $10.8 million in deferred revenue related to the license fee, which will be amortized into revenue through the end of the research term, which ended in late March 2008.

In addition, Novartis Pharma AG purchased 637,755 shares of our common stock for $5.0 million in March 2006.

Cash Flows

Our cash flows for 2008 and beyond will depend on a variety of factors, some of which are discussed below.

As of December 31, 2007, cash and cash equivalents and short-term investments totaled approximately $39.0 million compared to $33.9 million at December 31, 2006, an increase of $5.1 million. The increase resulted primarily from the $23.2 million in net proceeds received from our private placement in November 2007, partially offset by net cash used to fund ongoing operations.

Net cash used in operating activities during 2007 was $14.3 million compared to $5.9 million in 2006. This increase is primarily due to the amortization of up-front fees received from Novartis during 2006 into revenue in 2007, offset by a decrease in our net loss. Net cash used in operating activities during 2006 was $5.9 million compared to $11.8 million in 2005. This decrease is primarily due to the receipt of up-front fees received from Novartis of $20.0 million during 2006 offset by a decrease in non-cash share-based compensation.

Net cash provided by investing activities was $4.1 million for 2007, and net cash used in investing activities was $7.5 million for 2006 and $1.3 million for 2005. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2007, 2006, and 2005 were $0.4 million, $1.5 million, and $1.3 million, respectively.

Net cash provided by financing activities during 2007 was $20.3 million compared to $23.5 million in 2006 and $19.4 million in 2005. In November 2007, we completed a private placement of shares of our common stock and warrants to purchase shares of our common stock pursuant to a securities purchase agreement. We received net proceeds after offering expenses of approximately $23.2 million from this transaction. During 2006, we received net proceeds of $25.6 million from the issuance of common stock in connection with our initial public offering ($20.6 million) and our collaboration agreement with Novartis ($5.0 million) and $1.1 million of proceeds from our line of credit and equipment financings. During 2005, we received net proceeds of $13.4 million from the issuance of preferred and common stock and $8.9 million in connection with proceeds from our line of credit and equipment financings. Principal payments on debt were $3.5 million, $3.5 million and $3.0 million in 2007, 2006 and 2005, respectively.

In June 2007, we provided notice of termination of our license agreement with Shire Biochem Inc. (“Shire”) for Troxatyl. This termination became effective in September 2007. We do not expect to incur any future costs related to Troxatyl.

We are unable to estimate with certainty the costs we will incur in the preclinical and clinical development of product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of the BCR-ABL compounds other than SGX393. We are funding the preclinical and any clinical development of SGX393. We are also currently funding the clinical development of SGX523. We expect to continue to expand our research and development activities relating to the clinical development and preclinical research of treatments in the oncology area, including programs focused on MET, BCR-ABL, and other oncology targets. We anticipate that we will make determinations as to which research and development projects to pursue, which to license to or partner with a third party, and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and the potential terms associated with any particular licensing or partnering opportunity.

Funding Requirements

Our future capital uses and requirements depend on numerous factors, including but not limited to the following:

•	terms and timing of, and material developments under, any new or existing collaborative, licensing and other arrangements, including potentially partnering of our internal discovery and development programs, such as MET, or potentially retaining such programs through later stages of preclinical and clinical development;

•	rate of progress and cost of our preclinical studies and clinical trials and other research and development activities;

•	scope, prioritization and number of clinical development and research programs we pursue;

•	costs and timing of preparing regulatory submissions and obtaining regulatory approval;

•	costs of establishing or contracting for sales and marketing capabilities;

•	costs of manufacturing;

•	extent to which we acquire or in-license new products, technologies or businesses;

•	effect of competing technological and market developments; and

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to establish new collaborations and commercial agreements. We believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing and new collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second half of 2009. We expect to continue to finance our future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we have not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in the Notes to Financial Statements included elsewhere in this report.

Contractual Obligations

The following summarizes our long-term contractual obligations as of December 31, 2007 (in thousands):

		Payments Due by Period
		Less Than	1 to	4 to	More Than
	Total	1 Year	3 Years	5 Years	5 Years

Long-term debt obligations	$4,344	$3,661	$683	$—	$—
Operating lease obligations	10,636	1,817	3,538	3,784	1,497

Total	$14,980	$5,478	$4,221	$3,784	$1,497

Income Taxes

As of December 31, 2007, we had federal and California net operating loss carryforwards of approximately $124.2 million and $95.9 million, respectively, which begin to expire in 2019 and 2009, respectively, if not utilized. We also had federal and California research and development tax credit carryforwards totaling approximately $4.8 million and $3.2 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2019, unless previously utilized and the California research and development tax credit will carry forward indefinitely until utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, and similar state provisions, use of our net operating loss and tax credit carryforwards may be limited as a result of certain cumulative changes in our stock ownership. The annual limitations may result in the expiration of net operating losses and credits prior to utilization.

At December 31, 2007 and 2006, we had deferred tax assets of $10.8 million and $61.2 million, respectively. We did not record a benefit for the deferred tax assets because realization of the deferred tax assets was uncertain and, accordingly, a valuation allowance has been provided to completely offset the deferred tax assets.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of that date. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

As a result of the adoption of FIN 48, we have not recorded any changes to retained earnings on January 1, 2007, because we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate in future periods. At December 31, 2007, we had no unrecognized tax benefits. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrued interest or penalties at either January 1, 2007 or December 31, 2007. All of our tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

We have not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If we experienced a greater than

50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carry forwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of our stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as a deferred tax asset as these items represent an uncertain tax position under FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not currently expect the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We do not currently expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not currently expect the adoption of EITF No. 07-3 to have a material impact on our consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.

We do not currently expect the adoption of EITF No. 07-1 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we may maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities, certificates of deposit and auction rate securities (“ARS”). We are exposed to market risk primarily in the area of changes in conditions in the credit markets, particularly because we have an ARS. Consistent with our investment policy guidelines, we purchased an ARS during 2007. Our ARS investment had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at December 31, 2007 has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value of our ARS at December 31, 2007 was $1.0 million, which reflects a $0.5 million adjustment to the principal value of $1.5 million. Although the ARS continue to pay interest according to their stated terms, based on uncertainties surrounding this asset-backed investment, continued failure of auctions and a downward trend on bid quotes through December 31, 2007, we recorded a pre-tax impairment charge of $0.5 million in the fourth quarter of 2007, reflecting an other-than-temporary decline in value. In October 2007, our investment policy was updated to eliminate future purchases of ARS.

We do not have any material foreign currency or other derivative financial instruments. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have had a significant impact on our interest income for 2007 or 2006. As of December 31, 2007, all of our cash equivalents were held in operating accounts, money market accounts, commercial paper and government agency securities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SGX Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of SGX Pharmaceuticals, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGX Pharmaceuticals, Inc., at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, SGX Pharmaceuticals, Inc. changed its method of accounting for share based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective January 1, 2006.

/s/  Ernst & Young LLP

San Diego, California
March 24, 2008

SGX Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except par value and share data)

ASSETS
Current assets:
Cash and cash equivalents	$38,022	$27,877
Short-term investments	968	6,000
Accounts receivable	2,706	3,532
Prepaid expenses, deposits and other current assets	1,187	1,616

Total current assets	42,883	39,025
Property and equipment, net	3,889	5,435
Goodwill and intangible assets, net	3,426	3,412
Other assets	858	592

Total assets	$51,056	$48,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$2,109
Accrued liabilities	4,543	4,774
Other current liabilities	250	330
Current portion of line of credit	4,194	7,552
Deferred revenue	13,040	6,997

Total current liabilities	24,991	21,762
Deferred rent	—	66
Deferred revenue, long-term	1,042	13,023
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, par value $0.001; Authorized shares — 5,000,000 at December 31, 2007 and 2006; and no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, par value $0.001; Authorized shares — 75,000,000 at December 31, 2007 and 2006; issued and outstanding shares — 20,480,282 and 15,166,109 at December 31, 2007 and 2006, respectively	21	16
Notes receivable from stockholders	—	(21)
Additional paid-in capital	204,739	177,355
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(179,736)	(163,729)

Total stockholders’ equity	25,023	13,613

Total liabilities and stockholders’ equity	$51,056	$48,464

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Collaborations and commercial agreements	$22,367	$19,906	$14,604
Grants	8,702	2,754	1,949
Grants — subcontractor reimbursements	3,670	5,120	5,083

Total revenue	34,739	27,780	21,636
Expenses:
Research and development	42,249	46,942	37,881
General and administrative	8,642	9,588	11,820

Total operating expenses	50,891	56,530	49,701

Loss from operations	(16,152)	(28,750)	(28,065)
Interest income	961	1,805	284
Interest expense	(816)	(1,107)	(422)
Interest expense associated with bridge notes	—	—	(1,188)

Net loss	(16,007)	(28,052)	(29,391)
Accretion to redemption value of redeemable convertible preferred stock	—	(49)	(472)

Net loss attributable to common stockholders	$(16,007)	$(28,101)	$(29,863)

Basic and diluted net loss per share attributable to common stockholders	$(1.01)	$(2.03)	$(48.32)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	15,915	13,814	618

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Years Ended December 31, 2005, 2006 and 2007
			Notes			Accumulated		Total
			Receivable	Additional		Other		Stockholders’
	Common Stock		from	Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Stockholders	Capital	Compensation	Loss	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2004	500,436	$1	$(138)	$27,120	$—	$—	$(105,765)	$(78,782)
Issuance of common stock upon exercise of stock options	213,417	—	—	222	—	—	—	222
Conversion of preferred stock into common stock for non-participation in the Series B financing	70,392	—	—	1,410	—	—	—	1,410
Repayment of notes receivable from stockholders	—	—	81	—	—	—	—	81
Accrued interest on notes receivable from stockholders	—	—	(3)	—	—	—	—	(3)
Deferred compensation for issuance of equity instruments	—	—	—	12,944	(12,944)	—	—	—
Amortization of stock-based compensation	—	—	—	—	10,233	—	—	10,233
Repurchase of unvested restricted stock	(85)	—	1	(4)	—	—	—	(3)
Issuance of restricted stock	70,000	—	—	654	(654)	—	—	—
Issuance of equity instruments to former employees and consultants	—	—	—	1,736	(1,736)	—	—	—
Issuance of warrants to lenders	—	—	—	498	—	—	—	498
Deemed dividend and accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(472)	(472)
Reduction of redemption value on redeemable preferred stock	—	—	—	54,530	—	—	—	54,530
Net loss and comprehensive loss	—	—	—	—	—	—	(29,391)	(29,391)

Balance at December 31, 2005	854,160	1	(59)	99,110	(5,101)	—	(135,628)	(41,677)
Net loss	—	—	—	—	—	—	(28,052)	(28,052)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(8)	—	(8)

Net comprehensive loss	—	—	—	—	—	—	—	(28,060)
Issuance of common stock upon exercise of stock options	115,606	1	—	158	—	—	—	159
Issuance of common stock pursuant to employee stock purchase plan	59,368	—	—	132	—	—	—	132
Issuance of common stock pursuant to initial public offering, net of offering costs	4,152,904	4	—	20,625	—	—	—	20,629
Conversion of redeemable convertible preferred stock into common stock pursuant to initial public offering	8,346,316	8	—	46,878	—	—	—	46,886
Conversion of note payable into common stock pursuant to initial public offering	1,000,000	1	—	5,999	—	—	—	6,000
Issuance of common stock pursuant to collaboration agreement	637,755	1	—	5,009	—	—	—	5,010
Repayment of notes receivable from stockholders	—	—	38	—	—	—	—	38
Elimination of deferred compensation upon adoption of SFAS 123R	—	—	—	(5,101)	5,101	—	—	—
Compensation expense related to share-based payments	—	—	—	4,539	—	—	—	4,539
Issuance of warrants to lenders	—	—	—	6	—	—	—	6
Deemed dividend and accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(49)	(49)

Balance at December 31, 2006	15,166,109	16	(21)	177,355	—	(8)	(163,729)	13,613
Net loss	—	—	—	—	—	—	(16,007)	(16,007)
Unrealized gain on available-for-sale securities	—	—	—	—	—	7	—	7

Net comprehensive loss	—	—	—	—	—	—	—	(16,000)
Issuance of common stock upon exercise of stock options and restricted stock awards	176,414	—	—	425	—	—	—	425
Issuance of common stock pursuant to employee stock purchase plan	194,605	—	—	381	—	—	—	381
Issuance of common stock pursuant to private placement offering, net of offering costs	4,943,154	5	—	23,210	—	—	—	23,215
Repayment of notes receivable from stockholders	—	—	21	—	—	—	—	21
Compensation expense related to share-based payments	—	—	—	3,368	—	—	—	3,368

Balance at December 31, 2007	20,480,282	$21	$—	$204, 739	$—	$(1)	$(179,736)	$25,023

See accompanying notes.

SGX Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net loss	$(16,007)	$(28,052)	$(29,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,923	3,332	3,976
Stock-based compensation	3,368	4,569	10,233
Issuance of common stock for services	260	56	—
Amortization of discount on warrants	168	167	72
Amortization of discount on warrants associated with bridge notes	—	—	727
Realized loss on investment	532	—	—
Deferred rent	(66)	(103)	(97)
Accrual of interest on bridge notes payable	—	—	411
Changes in operating assets and liabilities:
Accounts receivable	826	(2,669)	56
Prepaid expenses and other current assets	429	(452)	(151)
Accounts payable and accrued liabilities	544	(40)	2,874
Deferred revenue	(5,938)	15,223	737
Other assets	(291)	2,078	(1,289)

Net cash used in operating activities	(14,252)	(5,891)	(11,842)
Investing activities:
Purchase of short-term investments	(18,300)	(6,000)	—
Sales and maturity of short-term investments	22,800	—	—
Purchases of property and equipment, net	(366)	(1,483)	(1,303)

Net cash provided by (used in) investing activities	4,134	(7,483)	(1,303)
Financing activities:
Proceeds from lines of credit and notes payable	—	1,132	8,868
Principal payments on lines of credit and notes payable	(3,526)	(3,474)	(2,974)
Proceeds from repayment of notes receivable from stockholders	21	39	79
Issuance of common stock for cash, net of repurchases and offering expenses	23,768	25,836	219
Issuance of preferred stock, net	—	—	13,159

Net cash provided by financing activities	20,263	23,533	19,351

Net increase in cash and cash equivalents	10,145	10,159	6,206
Cash and cash equivalents at beginning of year	27,877	17,718	11,512

Cash and cash equivalents at end of year	$38,022	$27,877	$17,718

Supplemental schedule of cash flow information:
Cash paid for interest	$643	$1,093	$363

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$46,886	$—

Conversion of note payable to common stock	$—	$6,000	$—

Reclass of deferred compensation to additional paid in capital	$—	$5,101	$—

Issuance of warrant related to line of credit	$—	$6	$498

Deferred compensation	$—	$—	$15,334

Conversion of bridge notes and redeemable convertible preferred stock to equity	$—	$—	$54,530

Conversion of bridge notes to preferred stock	$—	$—	$14,291

See accompanying notes.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

SGX Pharmaceuticals, Inc. (“SGX” or the “Company”, formerly known as Structural GenomiX, Inc.), was incorporated in Delaware on July 1998. SGX is biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics directed at addressing unmet medical needs in oncology.

SGX is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, its ability to enter into and perform new collaborations, difficulties or delays in its preclinical studies or clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of, and the level of success under, its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully discover and develop products and market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration (“FDA”) and other government regulations and its ability to obtain additional funding to support its operations.

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

Initial Public Offering

The Company’s initial public offering of common stock was effected through a Registration Statement on Form S-1 (File number 333-128059) that was declared effective by the Securities and Exchange Commission on January 31, 2006. On February 6, 2006, 4,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $6.00 per share, resulting in aggregate proceeds of approximately $19.8 million, net of underwriting discounts and commissions and offering expenses. In addition, during March 2006, the Company closed the sale of an additional 152,904 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option that resulted in additional net proceeds to us of $0.9 million, net of underwriting discounts and commissions and offering expenses.

Principles of Consolidation

The consolidated financial statements include the assets, liabilities, and results of operations of the Company and its wholly-owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities , the Company’s short-term investments are carried at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of tax, are reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of the securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Fair Value of Financial Statements

The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities and line of credit are considered to be reasonable estimates of their respective fair values due to their short-term nature.

Accounts Receivable

The Company’s accounts receivable consist of amounts due from governmental agencies for costs incurred under funded projects and amounts due from corporate partners under various collaboration agreements. When necessary, the Company maintains an allowance for potentially uncollectible accounts receivable arising from its customers’ inability to make required payments. The Company has a limited number of accounts receivable and uses the specific identification method as a basis for determining this estimate. The Company did not maintain an allowance for doubtful accounts as of December 31, 2007 or 2006.

The percentage of total revenues from significant customers is as follows:

	Years Ended December 31,
	2007	2006	2005

Customer A	36%	28%	33%
Customer B	30%	31%	—%
Customer C	16%	22%	38%

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

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Although the Company has accumulated losses since inception, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2007.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheets.

Adoption of SFAS 123(R), Share-Based Payment

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method of recognition of compensation expense related to share-based payments. The Company’s statement of operations for the years ended December 31, 2007 and 2006 reflect the impact of adopting SFAS 123R. Under this method, stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized as expense on a ratable basis over the requisite service period (generally the vesting period). In accordance with the modified prospective transition method, the consolidated statement of operations for the year ended December 31, 2005 has not been restated to reflect, and do not include, the impact of SFAS 123R.

Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies.

As permitted by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), the Company utilized the “shortcut approach” to estimate an option’s expected term, which represents the period of time that an option granted is expected to be outstanding. The expected term of options granted is derived from the average midpoint between vesting and the contractual term. The risk-free interest rate is based on the average of the 5-year and 7-year U.S. Treasury yield curve at the beginning of each month for that month’s options granted, given their expected term. The weighted average risk-free interest rates were 4.6% and 4.7% for 2007 and 2006, respectively.

Since the Company has never paid a dividend and does not expect to pay dividends in the near future, the Company uses a zero dividend rate.

As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 12% during the years ended December 31, 2007 and 2006, based on historical experience. In the

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to stock-based compensation is recognized on a ratable basis for those awards issued on January 1, 2006 or later. Compensation expense for awards issued prior to January 1, 2006 is continuing to be recognized on an accelerated method until vesting is complete. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative expense based upon the department to which the associated employee or non-employee reports.

The adoption of SFAS 123R did not impact the cash flow from operations, investing or financing activities during the years ended December 31, 2007 or 2006.

Stock-Based Compensation prior to SFAS 123R

In 2005 and prior years, the Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations in accounting for its employee and director stock options, and provided the required pro forma disclosures of SFAS No. 123. Under APB 25, if the exercise price of the Company’s employee and director stock options equaled or exceeded the estimated fair value of the underlying stock on the date of grant, no compensation expense was recognized.

Options or stock awards issued to non-employees were recorded at their fair value as determined in accordance with SFAS No. 123 , and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, were periodically revalued as the options vested and recognized as expense over the related service period.

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

In preparation for its initial public offering, the Company revised its estimate of the fair value for financial reporting purposes of common stock for all of 2005, and January of 2006. This valuation was done retrospectively by management, and the Company did not obtain contemporaneous valuations from an independent valuation specialist. In reassessing the value of common stock in 2005 and January 2006, the Company considered the price it received in April 2005 for its Series B preferred stock and then the Company steadily increased the estimated fair value to $14.06 per common share up to the time of the Company’s initial public offering based on an assessment of market considerations, including discussions with the underwriters in the initial public offering. The Company believed this valuation approach was consistent with valuation methodologies applied for financial reporting purposes to other similar companies pursuing an initial public offering.

The Company recorded deferred stock compensation, net of forfeitures, for employee and non-employee director’s stock option and restricted stock grants within stockholders’ deficit of $13.6 million in 2005, which represents the difference between the revised fair value of the common stock for financial reporting purposes and the option exercise price at the date of grant. The weighted-average exercise price and the weighted-average revised fair value were $1.00 and $11.40 for the options granted during 2005, respectively. Deferred compensation was to be amortized to expense over the vesting period of the related options using an accelerated method in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company recorded amortization of deferred stock compensation of $10.2 million during the year ended December 31, 2005. On January 1, 2006, the Company reclassified the remaining deferred stock compensation of $5.1 million to additional paid-in capital in accordance with SFAS 123R.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below illustrates the effect on net loss and net loss per share had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation in 2005 (in thousands, except per share data).

2005

Net loss attributable to common stockholders, as reported	$(29,863)
Add: Stock-based employee compensation expense included in net loss attributable to common stockholders	8,785
Deduct: Stock-based employee compensation determined under the fair value method	(6,859)

Pro forma net loss attributable to common stockholders	$(27,937)

Basic and diluted net loss attributable to common stockholders per share, as reported	$(48.32)

Pro forma basic and diluted net loss attributable to common stockholders per share	$(45.21)

The fair value of these stock option and restricted stock grants used to compute pro forma net loss is estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

2005

Risk-free interest rate	3%
Expected volatility	63%
Expected lives	4 years
Expected dividend	—

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

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with preclinical and clinical trials, compensation, including stock-based compensation, and other expenses related to research and development, including personnel costs, facilities costs and depreciation.

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

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

net income position, these securities may have been included in the calculation. These potentially dilutive securities consist of the following on a weighted average basis:

	Years Ended December 31,
	2007	2006	2005

Redeemable convertible preferred stock	—	—	5,686,849
Notes payable	—	—	1,000,000
Outstanding common stock options	853,725	604,869	636,927
Restricted stock	76,563	145,727	28,971
Outstanding warrants	361,879	195,928	70,645

Total	1,292,167	946,524	7,423,392

Upon the completion of the Company’s initial public offering in February 2006, all of the Company’s previously outstanding preferred shares converted into an aggregate of 8,346,316 shares of the Company’s common stock and a note payable converted into 1.0 million shares of the Company’s common stock.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of that date. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings on January 1, 2007, as the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. At December 31, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at either January 1, 2007 or December 31, 2007. All of the Company’s tax years remain subject to future examination by the major tax jurisdictions in which it is subject to tax.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If the Company experienced a greater than 50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carry forwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as a deferred tax asset as it represents an uncertain tax position under FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. Accordingly, this SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not currently expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company does not currently expect the adoptions of SFAS No. 159 to have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not currently expect the adoption of EITF No. 07-3 to have a material impact on its consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not currently expect the adoption of EITF No. 07-1 to have a material impact on its consolidated financial statements.

2.	Balance Sheet Details

Short-term Investments

Short-term investments held as of December 31, 2007 and 2006 consist of auction rate securities (“ARS”). There were no unrealized gains or losses associated with these securities as of December 31, 2007 and 2006. These auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short-term intervals through auctions.

Short-term investments at December 31, 2007 consisted of one ARS that matures in 2017 and was purchased within the Company’s investment policy guidelines during 2007. The ARS had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, this ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value at December 31, 2007 was $1.0 million, which reflects a $0.5 million adjustment to the principal value of $1.5 million. Although the ARS continues to pay interest according to its stated terms, based on uncertainties surrounding this asset class, continued failure of auctions and a downward trend on bid quotes through December 31, 2007, the Company recorded an impairment charge of $0.5 million in the fourth quarter of 2007, reflecting an other-than-temporary decline in value. In October 2007, the Company changed its investment policy to prevent future purchases of ARS.

Property and Equipment

Property and equipment consist of the following (in thousands, except estimated life in years):

	Estimated	December 31,
	Life in Years	2007	2006

Lab equipment	5 - 7	$14,338	$14,066
Computers and equipment	3 - 5	8,154	7,963
Leasehold improvements	4 - 15	5,139	5,139
Furniture	10	411	411
Construction in progress	NA	—	255

		28,042	27,834
Accumulated depreciation and amortization		(24,153)	(22,399)

Property and equipment, net		$3,889	$5,435

Total depreciation expense related to property and equipment was $1.9 million, $3.2 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, which is net of asset dispositions. Cost and accumulated depreciation of assets under equipment lines of credit was $17.0 million and $15.1 million, respectively, at December 31, 2007, and $17.0 million and $14.1 million, respectively, at December 31, 2006. Depreciation of assets under equipment lines of credit is included in depreciation expense.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

A majority of the Company’s property and equipment collateralizes the outstanding obligations under the existing line of credit agreements as of December 31, 2007 and 2006.

Goodwill and Intangible Assets

Intangible assets include the following (in thousands, except estimated life in years):

		December 31, 2007
		Gross
	Estimated	Carrying	Accumulated
	Life in Years	Amount	Amortization

Goodwill	Indefinite	$3,914	$(522)
Licenses	3 - 10	1,014	(980)

Total intangible assets		$4,928	$(1,502)

		December 31, 2006
		Gross
	Estimated	Carrying	Accumulated
	Life in Years	Amount	Amortization

Goodwill	Indefinite	$3,914	$(522)
Licenses	3 - 10	989	(969)

Total intangible assets		$4,903	$(1,491)

The net amortization expense of intangible assets, excluding goodwill, done on a straight-line basis for the years ended December 31, 2007 and 2006 was approximately $11,000 and $39,000, respectively.

Estimated amortization of intangible assets for the years ending December 31 (in thousands):

2008	$7
2009	6
2010	6
2011	6
2012	5
Thereafter	4

$34

3.	Lines of Credit

In September 2002, the Company entered into a line of credit agreement under which it could borrow up to $6.5 million to finance equipment. Borrowings under the line of credit bear interest at effective rates ranging between 9.71% and 11.09% per annum and are collateralized solely by the financed equipment. Principal and interest are payable monthly over either 35 months or 47 months depending on the type of equipment financed. As of December 31, 2007, there are no amounts available for future draws under this line of credit.

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

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

In September 2005, the Company borrowed $4.0 million for general purpose working capital under the line of credit facility. In December 2005, the Company borrowed an additional $4.0 million for general purpose working capital purposes under the line of credit facility and $0.9 million for equipment financing purposes. In November and December 2006, the Company borrowed the remainder of the available financing of $1.1 million under the equipment financing agreement. These debt agreements subject us to certain financial and non-financial covenants. As of December 31, 2007, we were in compliance with these covenants. These obligations are secured by the Company’s assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 10.19% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. The Company made debt repayments of approximately $3.5 million, $3.5 million, and $3.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The facility with Silicon Valley Bank and Oxford Finance Corporation is subject to a “material adverse event” clause and the Company’s cash and cash equivalent accounts are subject to the control of the lenders if a “material adverse event” occurs. In accordance with the provisions of EITF No. 95-22, Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, and FASB Technical Bulletin No. 79-3, Subjective Acceleration Clauses in Long-Term Debt Agreements, the Company has classified the borrowings outstanding under this arrangement as a current liability in the consolidated balance sheets as of December 31, 2007 and 2006.

Future minimum principal payments due on the above equipment and working capital lines of credit as of December 31, 2007 are as follows (in thousands):

2008	$3,661
2009	665
2010	18

Total	4,344
Less: Amount representing debt discount at December 31, 2007	(150)

Total minimum principal payments, net of debt discount	$4,194

4.	Commitments and Collaborative Research and Development Agreements

The Company leases its office and research facilities and certain office equipment under non-cancelable operating leases, which expire on September 30, 2013. The leases include escalation clauses beginning on the first anniversary of the respective lease and continuing through the end of the leases. The leases require the Company to pay for all maintenance, insurance and property taxes.

Future minimum lease payments are as follows at December 31, 2007 (in thousands):

2008	$1,817
2009	1,737
2010	1,801
2011	1,855
2012	1,929
Thereafter	1,497

Total minimum lease payments	$10,636

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.9 million, $1.8 million and $2.2 million, respectively.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Sponsored Research and Drug Discovery Collaboration Agreements with Cystic Fibrosis Foundation Therapeutics, Inc.

In January 2001, the Company entered into a sponsored research agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), the drug discovery and development arm of the Cystic Fibrosis Foundation. Through December 31, 2007, the Company recognized revenue of $15.4 million related to research funding and $1.9 million related to the achievement of milestones. In July 2005, the Company entered into a new three-year drug discovery collaboration agreement with CFFT.

Collaboration and License Agreement with Eli Lilly and Company

In April 2003, the Company entered into a two-year research and technology agreement with Eli Lilly and Company (“Eli Lilly”). Under the terms of the agreement, the Company has received research, license, technology access and technology installation fees of $30.2 million through December 31, 2007. These payments were initially recorded as deferred revenue and recognized as collaborations and commercial agreements revenue as services were performed pursuant to the agreement.

In December 2003, the Company also expanded its research and technology agreement with Eli Lilly to provide Eli Lilly with long-term access to its beamline facility at the Advanced Photon Source in Argonne, Illinois, to support Eli Lilly drug discovery programs. Under the terms of the Company’s beamline services agreement with Eli Lilly, the Company generates crystal structure data on Eli Lilly drug targets and compounds in exchange for upfront access fees and maintenance fees paid by Eli Lilly. Upon execution of the agreement, the Company received a $2.0 million upfront access fee payment and will receive payments for annual operating costs in future years. In December 2007, the research term of the agreement was extended for an additional three years.

License and Collaboration Agreement with Novartis

In March 2006, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) focused on the development and commercialization of BCR-ABL inhibitors for the treatment of CML. Under the agreement, the parties will collaborate to develop one or more BCR-ABL inhibitors and Novartis will have exclusive worldwide rights to such compounds, subject to the Company’s commercialization option in the United States and Canada. Pursuant to an amendment to the Company’s agreement with Novartis signed in September 2007, the Company has the right, but not the obligation, to develop and commercialize SGX393 outside of the collaboration, subject to a reacquisition right of Novartis that may be exercisable at a future date. The Company has also granted Novartis rights to include certain compounds that the Company does not want to pursue under the collaboration in Novartis’ screening library and the Company will be entitled to receive royalties on sales of products based on those compounds. The research term under this agreement concluded in late March 2008 and Novartis remains responsible for further development of BCR-ABL inhibitors identified pursuant to the collaboration, other than SGX393.

Under the terms of the agreement, the Company received $25.0 million of upfront payments, including $5.0 million for the purchase by Novartis Pharma AG of shares of the Company’s common stock. The Company is also entitled to receive research funding over the first two years, which ended in late March 2008, of the collaboration of $9.1 million. With payments for achievement of specified development, regulatory and commercial milestones, including $9.5 million for events up to and including commencement of the first Phase I clinical trial, total payments to the Company could exceed $515 million. To date, under the collaboration, the Company has not received any milestone payments. At this time, an Investigational New Drug application (“IND”) for a drug candidate under the collaboration is not anticipated in 2008.

Novartis is responsible for funding 100% of the development costs of product candidates from the collaboration, other than SGX393. The research and development activities of the parties are overseen by committees with equal representation of the parties, with Novartis having the right to make the final decision on certain matters. The

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company is also eligible to receive royalties based on net sales. In addition, the Company retains an option to co-commercialize in the United States and Canada oncology products developed under the agreement through a sales force trained and funded by Novartis.

While the research term of the agreement ended in late March 2008, the agreement will continue until the expiration of all of Novartis’ royalty payment obligations, unless the agreement is terminated earlier by either party. Novartis and the Company each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. If Novartis terminates the agreement for material breach by the Company, Novartis’ licenses under the agreement will continue subject to certain milestone and royalty payment obligations. If the Company terminates the agreement for material breach by Novartis, all rights to compounds developed under the collaboration will revert to the Company. Further, Novartis may terminate the agreement without cause if it reasonably determines that further development of compounds or products from the collaboration is not viable, in which event all rights to the compounds and products revert to the Company. In the event of a change in control of the Company, in certain circumstances Novartis may terminate only the joint committees and co-commercialization option, with all other provisions of the agreement remaining in effect, including Novartis’ licenses and its obligations to make milestone and royalty payments.

5.	Bridge Financing and Redeemable Convertible Preferred Stock

In July and September 2004, the Company entered into a Loan and Security Agreement whereby the Company borrowed from certain preferred stockholders an aggregate principal amount of approximately $13.4 million under Secured Convertible Promissory Notes (the “Secured Bridge Notes”) and issued to those preferred stockholders warrants (the “Bridge Warrants”) to purchase shares of common stock of the Company. The Company determined the fair value of the Bridge Warrants on the grant date, using the Black-Scholes pricing model with a resulting aggregate expense of approximately $1.7 million, which was recorded against the principal balance and was amortized over the term of the Secured Bridge Notes. Of the debt discount, approximately $0.4 million was recognized as interest expense during the year ended December 31, 2005. The principal and accrued interest under the Secured Bridge Notes converted into shares of preferred stock in connection with the closing of preferred stock financing during 2004.

In connection with the closing of the Company’s initial public offering in February 2006, all shares of redeemable convertible preferred stock were converted into shares of common stock. Prior to the Company’s initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption value at the redemption date. These accretions were effected through charges against the Company’s accumulated deficit.

6.	Equity Incentive Plans and Warrants

2000 Equity Incentive Plan

In February 2000, the Company adopted its 2000 equity incentive plan (the “2000 Plan”). The 2000 Plan provided for the grant of up to 1,755,000 shares pursuant to incentive and non-statutory stock options, stock bonuses or sales of restricted stock. Options granted under the 2000 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant. On February 1, 2006, the effective date of the Company’s initial public offering, the 2000 Plan terminated and the remaining 249,427 shares available under the 2000 Plan were transferred to the 2005 equity incentive plan (the “2005 Plan”).

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

2005 Equity Incentive Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Plan. The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering (see Note 1). An aggregate of 750,000 shares of the Company’s common stock were initially authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that are not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. Options granted under the 2005 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of the grant. The exercise price of any option granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

The shares reserved under the 2005 Plan automatically increased by 500,000 shares of the Company’s common stock on January 1, 2007 and an additional 500,000 shares of the Company’s common stock on January 1, 2008.

2005 Non-Employee Directors’ Stock Option Plan

The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 non-employee directors’ stock option plan (the “Directors’ Plan”). The Directors’ Plan became effective upon the effectiveness of the Company’s initial public offering (see Note 1). The Directors’ Plan provides for the automatic grant of non-qualified options to purchase shares of the Company’s common stock to non-employee directors. An aggregate of 75,000 shares of common stock was initially reserved for issuance under the Directors’ Plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of common stock subject to options granted as initial grants and annual grants under the Directors’ Plan during the immediately preceding year. There were 62,500 options granted and 4,167 options cancelled during 2007 and, as a result, the shares reserved under the Directors Plan automatically increased by 58,333 shares of the Company’s common stock on January 1, 2008, to bring the shares available for issuance back to 75,000. There were no options granted from the Directors’ Plan during 2006.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activity:

The following table summarizes activity related to stock options to purchase shares of the Company’s common stock (intrinsic value in thousands):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Shares	Exercise Price	in Years	Intrinsic Value

Outstanding at December 31, 2004	164,475	$10.67
Granted	1,396,627	$1.00
Exercised	(213,417)	$1.04
Cancelled	(200,999)	$2.41

Outstanding at December 31, 2005	1,146,686	$2.13
Granted	677,750	$6.77
Exercised	(96,856)	$1.06
Cancelled	(143,480)	$4.55

Outstanding at December 31, 2006	1,584,100	$3.96
Granted	847,960	$3.91
Exercised	(121,727)	$1.36
Cancelled	(170,439)	$4.89

Outstanding at December 31, 2007	2,139,894	$4.02	8.00	$3,604

Exercisable at December 31, 2007	1,009,923	$3.66	8.15	$2,351

Selected information regarding stock options as of December 31, 2007:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Term in Years	Price	Shares	Price

$1.00	694,173	7.15	$1.00	591,194	$1.00
$1.58 - $2.55	24,450	7.37	$2.02	11,678	$1.86
$3.63 - $3.63	649,627	9.07	$3.63	—	$—
$3.96 - $13.44	771,644	7.87	$7.12	407,051	$7.58

$1.00 - $13.44	2,139,894	8.00	$4.02	1,009,923	$3.66

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognized share-based compensation expense (excluding non-employee stock options and restricted stock awards) in accordance with SFAS No. 123R as follows (in thousands, except per share data):

	Years Ended December 31,
	2007	2006

Research and development	$1,210	$1,771
General and administrative	1,384	2,013

Total share-based compensation expense and impact on net loss applicable to common stockholders	$2,594	$3,784

Impact on net loss per share applicable to common stockholders, basic and diluted	$0.16	$0.27

As of December 31, 2007, there was $2.6 million of unrecognized compensation cost related to non-vested option arrangements. The cost is expected to be recognized over a weighted average period of 2.45 years. The per share weighted-average grant date fair value of options granted (as determined through the use of the Black-Scholes option pricing model) during 2007, 2006 and 2005 was $2.69, $4.36 and $10.15, respectively. For 2007 and 2006, the Black-Scholes model with the following assumptions was used (weighted averages):

	Years Ended
	December 31,
	2007	2006

Expected volatility	73%	67%
Risk-free interest rate	4.6%	4.7%
Dividend yield	0%	0%
Expected term	6.25 years	6.25 years

Restricted Stock and Restricted Stock Unit Grants

In May 2005, the Company granted a restricted stock award under the 2000 Plan of 70,000 shares of the Company’s common stock. Twenty-five percent of the shares subject to the award were immediately vested as of the date of grant and the remaining shares subject to the award vest in equal monthly installments over a two year period.

In March 2006, the Company granted restricted stock unit awards in the amount of 75,000 each to two members of the Company’s executive management team under the 2005 Plan. Twenty-five percent of the shares subject to the restricted stock awards will vest on the one-year anniversary of their respective hire dates, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.

At December 31, 2007 and 2006, there were 76,563 shares and 142,188 shares, respectively, of unvested restricted common stock and restricted common stock units subject to these agreements.

Changes in the Company’s restricted stock and restricted stock units for the year ended December 31, 2007 were as follows (in thousands except for fair values):

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value

Non-vested restricted stock at January 1, 2007	142,188	$7.87
Granted	—	—
Vested	(65,625)	8.11

Non-vested restricted stock at December 31, 2007	76,563	$7.66

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2007, the Company recorded stock-based compensation expense of $0.4 million related to outstanding restricted stock and restricted stock unit grants.

As of December 31, 2007, there was $0.4 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.99 years. The total fair value of shares vested during the year ended December 31, 2007 was $0.5 million.

Common Stock Options to Consultants

As of December 31, 2007, the Company has outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 58,232 were exercised, and 8,082 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of $38,000 and $145,000 during the years ended December 31, 2007 and 2006, respectively. There was no charge to operations in 2005. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Total stock-based compensation expense recognized for the years ended December 31, 2007 and 2006, related to all of the Company’s stock-based awards granted, was comprised as follows (in thousands except for per share data):

	Years Ended December 31,
	2007	2006

Research and development	$1,728	$2,124
General and administrative	$1,640	$2,445

Stock-based compensation expense	$3,368	$4,569

Stock-based compensation expense per common share, basic and diluted:	$0.21	$0.33

2005 Employee Stock Purchase Plan

The Company adopted the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) in 2005 and it became effective upon the effectiveness of the Company’s initial public offering (See Note 1). Under the Purchase Plan, employees can choose to have up to 15% of their annual compensation withheld to purchase shares of common stock, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the six-month purchase period. The Purchase Plan will terminate at the time that all of the shares of the Company’s common stock then reserved for issuance under the Purchase Plan have been issued under the terms of the Purchase Plan, unless the Company’s board of directors terminates it earlier. An aggregate of 375,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of the Company’s common stock. An additional 150,000 shares of common stock were automatically reserved for issuance under the Purchase Plan on January 1, 2007 and 2008, respectively, for a total of 675,000 shares authorized for issuance under the Purchase Plan on January 1, 2008. During the years ended December 31, 2007 and 2006, 194,605 and 59,368 shares, respectively, were purchased under the Purchase Plan and recorded as common stock and additional paid in capital in the amounts of $0.4 million and $0.1 million for each year, respectively. As of December 31, 2007, a total of 253,973 shares have been issued

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

since inception of the Purchase Plan. The Company recorded stock compensation expense of $0.3 million and $0.1 million for the years ending December 31, 2007 and 2006, respectively.

The table below sets forth the assumptions and estimated per share fair value of the options to purchase stock granted under the Purchase Plan for multiple offering periods during the years ended December 31, 2007 and 2006:

	Years Ended
	December 31,
	2007	2006

Expected volatility (weighted average)	73%	67%
Risk-free interest rate	4.1% to 5.1%	4.9% to 5.1%
Dividend yield	0%	0%
Expected term	6 months to	6 months to
	2 years	2 years
Estimated fair value per share of options granted under the Purchase Plan	$0.83 to $3.37	$0.83 to $1.17

Warrants

In connection with certain debt arrangements and consulting service agreements, the Company has issued warrants to purchase shares of common stock. In November 2007, in connection with a private placement, the Company issued warrants to purchase an aggregate of up to 1,482,944 shares of the Company’s common stock with an exercise price of $5.77. As of December 31, 2007, the Company had outstanding warrants to purchase 1,682,009 shares of the Company’s common stock with exercise prices ranging from $1.00 to $13.44. These warrants expire at various times between July 2010 and December 2015.

7.	Stockholders equity (deficit)

Common Stock

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 31,
2007

Equity Incentive Plans	2,915,085
Restricted Stock Units	76,563
Employee Stock Purchase Plan	271,027
Warrants	1,682,009

Total Shares Reserved for Issuance	4,944,684

During the years ended December 31, 2007, 2006 and 2005 the Company received cash proceeds of $0.6 million, $0.2 million and $0.2 million, respectively from the issuance of common stock related to its equity plans.

PIPE Financing

In November 2007, the Company completed a private placement pursuant to a securities purchase agreement with certain investors under which the Company issued an aggregate of 4,943,154 shares of common stock and warrants to purchase up to an aggregate of 1,482,944 shares of common stock for net proceeds after offering expenses of approximately $23.2 million. The warrants will become exercisable in May 2008 at an exercise price of $5.77 per share and expire on the seven-year anniversary of issuance. Both the common stock and warrants have

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

been recorded in stockholders equity in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Notes Receivable

From 1999 to 2002, the board of directors authorized the issuance of an aggregate of approximately $2 million in loans to employees and consultants, related to the exercise of their stock options and purchase of their restricted stock. The notes were full recourse and were also secured by the underlying stock. The notes bear interest at 7%. The principal amount of the notes and the related interest were required to be repaid on the earlier of five years from the origination date of the loans, upon termination of employment by or association with the Company or upon the sale of the underlying stock securing the note.

As of December 31, 2006, approximately $21,000 of aggregate principal and accrued interest remained outstanding on the notes. During 2007, all remaining outstanding principal and interest was paid to the Company.

8.	Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are shown below. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

	December 31,
	2007	2006

Deferred tax assets (in thousands):
Net operating loss carryforwards	$—	$42,030
Research and development credits	—	7,284
Capitalized research and development	1,114	1,335
Accrued vacation	288	274
Deferred revenue	5,738	8,157
Other	1,879	1,107
Depreciation and amortization	1,732	996

Total deferred tax assets	10,751	61,183
Valuation allowance for deferred tax assets	(10,751)	(61,183)

Net deferred tax assets	$—	$—

At December 31, 2007, the Company had federal and California tax net operating loss carryforwards (“NOL”) of approximately $124.2 million and $95.9 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling approximately $4.8 million and $3.2 million, respectively. The federal research and development tax credit carry forward will begin to expire in 2019, unless previously utilized and the California research and development tax credit will carry forward indefinitely until utilized.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction, or series of transactions, over a three-year period resulting in an

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $49.0 million and research and development credits of $6.9 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption and there are no unrecognized tax benefits included in the balance sheet at December 31, 2007, that would, if recognized, affect the effective tax rate.

The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations.

Due to net operating losses incurred, the Company’s income tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2007, the Company has no interest or penalties accrued for uncertain tax positions.

9.	Employee Benefit Plan

Effective October 1, 1999, the Company adopted a defined contribution 401(k) profit sharing plan (the “401(k) Plan”) covering substantially all employees that meet certain age requirements. Employees may contribute up to 100% of their compensation per year (subject to a maximum limit set by federal law). The 401(k) Plan does allow for employer matching; however, to date, the Company has not contributed to the 401(k) Plan.

SGX Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Quarterly Financial Data (unaudited)

The following tables summarize certain of the Company’s operating results by quarter for 2007 and 2006 (in thousands, except for per share data):

	2007
	First	Second	Third	Fourth	Total

Revenues	$10,968	$8,506	$7,586	$7,679	$34,739

Net loss	$(1,098)	$(4,013)	$(4,773)	$(6,123)	$(16,007)

Net loss per share	$(0.07)	$(0.26)	$(0.31)	$(0.35)	$(1.01)

	2006
	First	Second	Third	Fourth	Total

Revenues	$4,729	$7,848	$6,767	$8,436	$27,780

Net loss	$(10,415)	$(9,354)	$(3,398)	$(4,885)	$(28,052)
Accretion of redeemable convertible preferred stock issuance costs	(49)	—	—	—	(49)

Net loss applicable to common stockholders	$(10,464)	$(9,354)	$(3,398)	$(4,885)	$(28,101)

Net loss per share	$(1.06)	$(0.62)	$(0.23)	$(0.32)	$(2.03)

Net loss per share applicable to common stockholders	$(1.06)	$(0.62)	$(0.23)	$(0.32)	$(2.03)

Per share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year. Diluted and basic net loss per share is identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

An evaluation was also performed under the supervision and with the participation of our management, including our certifying officers, of any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our certifying officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our certifying officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its evaluation, our management, including our certifying officers, used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our certifying officers, believes our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference from the information under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Information Regarding the Board of Directors and Corporate

Governance” contained in the proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2007 (“Proxy Statement”) in connection with our 2008 annual meeting of stockholders.

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

The information required by this item will be set forth in the sections entitled “Executive Compensation”, “Compensation Committee Processes and Procedures”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated in this report by reference.

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

2. Financial Statement Schedules

None

3. Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.
3	.2(9)	Form of Registrant’s Amended and Restated Bylaws.

Exhibit
Number		Description of Document

4	.1(4)	Form of Common Stock Certificate of Registrant.
4	.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.
4	.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.
4	.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.
4	.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.
4	.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.
4	.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank.
4	.8(9)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.
4	.9(10)	Form of Warrant issued by Registrant to Silicon Valley Bank.
4	.10(13)	Form of Warrant issued by Registrant in November 2007.
10	.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.
10	.2+(4)	2000 Equity Incentive Plan and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.3+(4)	2005 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.4+(4)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.
10	.5+(11)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.6+(1)	Amended and Restated Executive Employment Agreement dated January 1, 2005 between Registrant and Michael Grey.
10	.7+(1)	Executive Employment Agreement dated January 1, 2002 between Registrant and Stephen Burley, M.D., D.Phil. and related relocation loan agreement dated July 29, 2002.
10	.8+(1)	Chairmanship Letter Agreement dated January 16, 2004 between Registrant and Christopher Henney, Ph.D., DSc.
10	.9(1)	Lease Agreement dated September 20, 1999 between Registrant and ARE-10505 Roselle Street, LLC, as amended.
10	.10(1)	Lease Agreement dated May 18, 2000 between Registrant and ARE-3770 Tansy Street, LLC.
10	.11(1)	Lease Agreement dated June 1, 2001 between Registrant and BRS Torrey I, LLC.
10	.12*(4)	Patent and Know How License dated July 23, 2004 between Registrant, Shire Biochem Inc., Tanaud Ireland Inc. and Tanaud International B.V., as amended, and related novation agreements.
10	.13*(3)	Collaboration and License Agreement dated April 14, 2003 between Registrant and Eli Lilly and Company.
10	.14*(3)	Amendment to Agreement dated July 1, 2003 between Registrant and Eli Lilly and Company.
10	.15*(1)	Amendment to Agreement dated January 30, 2004 between Registrant and Eli Lilly and Company.
10	.16*(3)	Amendment to Agreement dated November 11, 2004 between Registrant and Eli Lilly and Company.
10	.17*(1)	Amendment to Agreement dated March 31, 2005 between Registrant and Eli Lilly and Company.
10	.18*(3)	Collaboration Agreement dated December 1, 2003 between Registrant and UroGene, S.A. (which was acquired by Pierre Fabre Medicament in July 2005).
10	.19*(1)	Amendment to Agreement dated December 16, 2004 between Registrant and UroGene, S.A. (predecessor-in-interest to Pierre Fabre Medicament) and related assignment agreements.
10	.20*(4)	Drug Discovery Agreement dated July 1, 2005 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

Exhibit
Number		Description of Document

10	.21(1)	Memorandum of Understanding dated July 26, 2000 between the Advanced Photon Source and the Structural GenomiX Collaborative Access Team and related Collaborative Access Team User Agreement dated May 15, 2001 between Registrant, The University of Chicago and United States Department of Energy.
10	.22(1)	Master Loan and Security Agreement No. 2081008 dated August 28, 2002 between Registrant and Oxford Finance Corporation, as amended.
10	.23(2)	First Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-3770 Tansy Street, LLC.
10	.24(2)	Third Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-10505 Roselle Street, LLC.
10	.25(2)	Loan and Security Agreement dated September 16, 2005 among Registrant, Oxford Finance Corporation and Silicon Valley Bank.
10	.26*(3)	Amendment to Agreement effective as of October 1, 2005 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.
10	.27+(4)	Offer Letter Agreement dated November 16, 2005 between Registrant and William Todd Myers.
10	.28+(4)	Offer Letter Agreement dated December 13, 2005 between Registrant and Siegfried Reich, Ph.D.
10	.29*(5)	Termination Agreement effective February 15, 2006 between Registrant and Pierre Fabre Medicament S.A.
10	.30+(8)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executive Officers under the Registrant’s 2005 Equity Incentive Plan.
10	.31(8)	Stock Purchase Agreement dated March 27, 2006, between Registrant and Novartis Pharma AG.
10	.32(6)*	License and Collaboration Agreement between SGX and Novartis, dated March 27, 2006.
10	.33(7)	Form of Change in Control Severance Agreement.
10	.34+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Michael Grey
10	.35+(9)	Change of Control Severance Agreement dated February 9, 2007 between Registrant and Stephen K. Burley
10	.36+(9)	Change of Control Severance Agreement dated December 15, 2006 between Registrant and W. Todd Myers
10	.37+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Annette North
10	.38+(9)	Change of Control Severance Agreement dated January 2, 2007 between Registrant and Siegfried Reich
10	.39+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Terence Rugg
10	.40+(9)	Summary of 2007 Bonus Award Program
10	.41+(9)	Letter Agreement dated February 9, 2007 between Registrant and Stephen K. Burley
10	.42(9)	Fifth Amendment to Collaboration and License Agreement dated March 1, 2007 between Registrant and Eli Lilly and Company
10	.43(9)	First Amendment to the Drug Discovery Agreement dated March 1, 2007 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.
10	.44(9)	Fourth Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-10505 Roselle Street, LLC.
10	.45(9)	Second Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-3770 Tansy Street, LLC.
10	.46(11)	Non-Employee Director Compensation Arrangement.
10	.47(12)*	First Amendment to License and Collaboration Agreement between the Registrant and Novartis Pharma AG dated August 22, 2007

Exhibit
Number		Description of Document

10	.48(13)	Securities Purchase Agreement between the Registrant and the Investors named therein dated November 19, 2007.
10	.49(14)*	Amendment to Agreement dated December 7, 2007 between the Registrant and Eli Lilly and Company.
10	.50(15)	Fifth Amendment to Lease Agreement dated December 10, 2007 between the Registrant and ARE-10505 Roselle Street, LLC
10	.51(15)	Third Amendment to Lease Agreement dated December 10, 2007 between the Registrant and ARE-3770 Tansy Street, LLC.
10	.52(16)	Third Amendment to Lease dated December 21, 2007 between the Registrant and BRS Torrey I, L.L.C.
10	.53+	Offer Letter Agreement dated July 11, 2006 between Registrant and Terence A. Rugg, M.D.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page of this report.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32		Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K on March 13, 2006 and incorporated herein by reference.

(6)	Filed with the Registrant’s Current Report on Form 8-K on April 5, 2006 and incorporated herein by reference.

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006, and incorporated herein by reference.

(9)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 30, 2007, and incorporated herein by reference.

(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007, and incorporated herein by reference.

(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 14, 2007, and incorporated herein by reference.

(12)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference.

(13)	Filed with the Registrant’s Current Report on Form 8-K on November 20, 2007 and incorporated herein by reference.

(14)	Filed with the Registrant’s Current Report on Form 8-K on December 12, 2007 and incorporated herein by reference.

(15)	Filed with the Registrant’s Current Report on Form 8-K on December 13, 2007 and incorporated herein by reference.

(16)	Filed with the Registrant’s Current Report on Form 8-K on December 21, 2007 and incorporated herein by reference.

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

Dated: March 26, 2008

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

Signature	Title	Date

/s/ Michael Grey Michael Grey	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 26, 2008

/s/ Todd Myers Todd Myers, C.P.A.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

/s/ Christopher S. Henney Christopher S. Henney, Ph.D., D.Sc.	Chairman of the Board of Directors	March 26, 2008

/s/ Louis C. Bock Louis C. Bock	Member of the Board of Directors	March 26, 2008

/s/ Karin Eastham Karin Eastham, C.P.A.	Member of the Board of Directors	March 26, 2008

/s/ Jean-Francois Formela Jean-Francois Formela, M.D.	Member of the Board of Directors	March 26, 2008

/s/ Joseph Turner Joseph Turner	Member of the Board of Directors	March 26, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.
3	.2(9)	Form of Registrant’s Amended and Restated Bylaws.
4	.1(4)	Form of Common Stock Certificate of Registrant.
4	.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.
4	.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.
4	.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.
4	.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.
4	.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.
4	.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank.
4	.8(9)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.
4	.9(10)	Form of Warrant issued by Registrant to Silicon Valley Bank.
4	.10(13)	Form of Warrant issued by Registrant in November 2007.
10	.1+(1)	Form of Indemnity Agreement by and between Registrant and its directors and executive officers.
10	.2+(4)	2000 Equity Incentive Plan and Form of Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.3+(4)	2005 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.4+(4)	2005 Employee Stock Purchase Plan and Form of Offering Document thereunder.
10	.5+(11)	2005 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.
10	.6+(1)	Amended and Restated Executive Employment Agreement dated January 1, 2005 between Registrant and Michael Grey.
10	.7+(1)	Executive Employment Agreement dated January 1, 2002 between Registrant and Stephen Burley, M.D., D.Phil. and related relocation loan agreement dated July 29, 2002.
10	.8+(1)	Chairmanship Letter Agreement dated January 16, 2004 between Registrant and Christopher Henney, Ph.D., DSc.
10	.9(1)	Lease Agreement dated September 20, 1999 between Registrant and ARE-10505 Roselle Street, LLC, as amended.
10	.10(1)	Lease Agreement dated May 18, 2000 between Registrant and ARE-3770 Tansy Street, LLC.
10	.11(1)	Lease Agreement dated June 1, 2001 between Registrant and BRS Torrey I, LLC.
10	.12*(4)	Patent and Know How License dated July 23, 2004 between Registrant, Shire Biochem Inc., Tanaud Ireland Inc. and Tanaud International B.V., as amended, and related novation agreements.
10	.13*(3)	Collaboration and License Agreement dated April 14, 2003 between Registrant and Eli Lilly and Company.
10	.14*(3)	Amendment to Agreement dated July 1, 2003 between Registrant and Eli Lilly and Company.
10	.15*(1)	Amendment to Agreement dated January 30, 2004 between Registrant and Eli Lilly and Company.
10	.16*(3)	Amendment to Agreement dated November 11, 2004 between Registrant and Eli Lilly and Company.
10	.17*(1)	Amendment to Agreement dated March 31, 2005 between Registrant and Eli Lilly and Company.
10	.18*(3)	Collaboration Agreement dated December 1, 2003 between Registrant and UroGene, S.A. (which was acquired by Pierre Fabre Medicament in July 2005).

Exhibit
Number		Description of Document

10	.19*(1)	Amendment to Agreement dated December 16, 2004 between Registrant and UroGene, S.A. (predecessor-in-interest to Pierre Fabre Medicament) and related assignment agreements.
10	.20*(4)	Drug Discovery Agreement dated July 1, 2005 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.
10	.21(1)	Memorandum of Understanding dated July 26, 2000 between the Advanced Photon Source and the Structural GenomiX Collaborative Access Team and related Collaborative Access Team User Agreement dated May 15, 2001 between Registrant, The University of Chicago and United States Department of Energy.
10	.22(1)	Master Loan and Security Agreement No. 2081008 dated August 28, 2002 between Registrant and Oxford Finance Corporation, as amended.
10	.23(2)	First Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-3770 Tansy Street, LLC.
10	.24(2)	Third Amendment to Lease Agreement dated August 30, 2005 between Registrant and ARE-10505 Roselle Street, LLC.
10	.25(2)	Loan and Security Agreement dated September 16, 2005 among Registrant, Oxford Finance Corporation and Silicon Valley Bank.
10	.26*(3)	Amendment to Agreement effective as of October 1, 2005 between Registrant, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc.
10	.27+(4)	Offer Letter Agreement dated November 16, 2005 between Registrant and William Todd Myers.
10	.28+(4)	Offer Letter Agreement dated December 13, 2005 between Registrant and Siegfried Reich, Ph.D.
10	.29*(5)	Termination Agreement effective February 15, 2006 between Registrant and Pierre Fabre Medicament S.A.
10	.30+(8)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executive Officers under the Registrant’s 2005 Equity Incentive Plan.
10	.31(8)	Stock Purchase Agreement dated March 27, 2006, between Registrant and Novartis Pharma AG.
10	.32(6)*	License and Collaboration Agreement between SGX and Novartis, dated March 27, 2006.
10	.33(7)	Form of Change in Control Severance Agreement.
10	.34+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Michael Grey
10	.35+(9)	Change of Control Severance Agreement dated February 9, 2007 between Registrant and Stephen K. Burley
10	.36+(9)	Change of Control Severance Agreement dated December 15, 2006 between Registrant and W. Todd Myers
10	.37+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Annette North
10	.38+(9)	Change of Control Severance Agreement dated January 2, 2007 between Registrant and Siegfried Reich
10	.39+(9)	Change of Control Severance Agreement dated December 18, 2006 between Registrant and Terence Rugg
10	.40+(9)	Summary of 2007 Bonus Award Program
10	.41+(9)	Letter Agreement dated February 9, 2007 between Registrant and Stephen K. Burley
10	.42(9)	Fifth Amendment to Collaboration and License Agreement dated March 1, 2007 between Registrant and Eli Lilly and Company
10	.43(9)	First Amendment to the Drug Discovery Agreement dated March 1, 2007 between Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.
10	.44(9)	Fourth Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-10505 Roselle Street, LLC.

Exhibit
Number		Description of Document

10	.45(9)	Second Amendment to Lease Agreement dated March 28, 2007 between Registrant and ARE-3770 Tansy Street, LLC.
10	.46(11)	Non-Employee Director Compensation Arrangement.
10	.47(12)*	First Amendment to License and Collaboration Agreement between the Registrant and Novartis Pharma AG dated August 22, 2007
10	.48(13)	Securities Purchase Agreement between the Registrant and the Investors named therein dated November 19, 2007.
10	.49(14)*	Amendment to Agreement dated December 7, 2007 between the Registrant and Eli Lilly and Company.
10	.50(15)	Fifth Amendment to Lease Agreement dated December 10, 2007 between the Registrant and ARE-10505 Roselle Street, LLC
10	.51(15)	Third Amendment to Lease Agreement dated December 10, 2007 between the Registrant and ARE-3770 Tansy Street, LLC.
10	.52(16)	Third Amendment to Lease dated December 21, 2007 between the Registrant and BRS Torrey I, L.L.C.
10	.53+	Offer Letter Agreement dated July 11, 2006 between Registrant and Terence A. Rugg, M.D.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page of this report.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32		Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Current Report on Form 8-K on March 13, 2006 and incorporated herein by reference.

(6)	Filed with the Registrant’s Current Report on Form 8-K on April 5, 2006 and incorporated herein by reference.

(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 13, 2006 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006, and incorporated herein by reference.

(9)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 30, 2007, and incorporated herein by reference.

(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007, and incorporated herein by reference.

(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 14, 2007, and incorporated herein by reference.

(12)	Filed with the Registrant’s Current Report on Form 8-K on September 10, 2007 and incorporated herein by reference.

(13)	Filed with the Registrant’s Current Report on Form 8-K on November 20, 2007 and incorporated herein by reference.

(14)	Filed with the Registrant’s Current Report on Form 8-K on December 12, 2007 and incorporated herein by reference.

(15)	Filed with the Registrant’s Current Report on Form 8-K on December 13, 2007 and incorporated herein by reference.

(16)	Filed with the Registrant’s Current Report on Form 8-K on December 21, 2007 and incorporated herein by reference.