Form 10-Q
period 2008-03-31
SGX PHARMACEUTICALS, INC.
filed 2008-05-13
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of April 30, 2008 was 20,647,440 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,162	$38,022
Short-term investments	705	968
Accounts receivable	1,645	2,706
Prepaid expenses and other current assets	1,847	1,187

Total current assets	34,359	42,883
Property and equipment, net	3,842	3,889
Goodwill and intangible assets, net	3,424	3,426
Other assets	861	858

Total assets	$42,486	$51,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,183	$2,964
Accrued liabilities	3,853	4,543
Other current liabilities	124	250
Current portion of line of credit	3,338	4,194
Deferred revenue	1,692	13,040

Total current liabilities	12,190	24,991
Deferred revenue, long-term	904	1,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; Authorized shares — 5,000,000 at March 31, 2008 and December 31, 2007; and no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.001; Authorized shares — 75,000,000 at March 31, 2008 and December 31, 2007; issued and outstanding shares — 20,644,315 and 20,480,282 at March 31, 2008 and December 31, 2007, respectively	21	21
Additional paid-in capital	205,648	204,739
Accumulated other comprehensive loss	(263)	(1)
Accumulated deficit	(176,014)	(179,736)

Total stockholders’ equity	29,392	25,023

Total liabilities and stockholders’ equity	$42,486	$51,056

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months
	Ended
	March 31,
	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements (1)	$15,001	$5,647
Grants	1,971	5,321

Total revenue	16,972	10,968
Expenses:
Research and development	11,349	10,018
General and administrative	2,121	2,233

Total operating expenses	13,470	12,251

Income (loss) from operations	3,502	(1,283)
Interest income and expense, net	219	185

Net income (loss)	$3,721	$(1,098)

Net income (loss) per common share:
Basic and diluted	$0.18	$(0.07)

Shares used in the calculation of net income (loss) per common share:
Basic	20,530	15,228

Diluted	21,089	15,228

(1)	Collaboration revenue for the three months ended March 31, 2008 reflects the recognition of $10.8 million of deferred revenue that related to the portion of the upfront payment which had not yet been earned upon the conclusion of the research term under our Novartis collaboration that ended in late March 2008.
See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities:
Net income (loss)	$3,721	$(1,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	572
Share-based compensation	626	989
Issuance of common stock for services	42	101
Amortization of discount on warrants	42	42
Deferred rent	1	(22)
Gain on sale of property and equipment, net	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	1,061	993
Prepaid expenses and other current assets	(624)	(600)
Accounts payable, accrued liabilities and other current liabilities	(598)	(2,147)
Deferred revenue	(11,486)	(1,234)
Other assets	(3)	—

Net cash used in operating activities	(6,862)	(2,404)
Investing activities:
Purchases of short-term investments	—	(15,000)
Sales and maturities of short-term investments	—	15,000
Purchases of property and equipment, net	(343)	(66)

Net cash used in investing activities	(343)	(66)
Financing activities:
Principal payments on lines of credit and notes payable	(898)	(878)
Proceeds from repayment of notes receivable from stockholders	—	16
Issuance of common stock for cash, net of repurchases and offering costs	243	210

Net cash used by financing activities	(655)	(652)

Net decrease in cash and cash equivalents	(7,860)	(3,122)
Cash and cash equivalents at beginning of period	38,022	27,877

Cash and cash equivalents at end of period	$30,162	$24,755

Supplemental schedule of cash flow information:
Cash paid for interest	$105	$190
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 27, 2008.
     The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) which provides entities the option to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements because the Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.
     In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 did not have a material impact on the Company’s consolidated financial statements.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     In December 2007, the SEC staff issued SAB No. 110, Share-Based Payment (“SAB 110”), which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants. The impact of adopting SAB 110 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2, Effective Date for FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s adoption of SFAS No. 157 had no effect on the valuation of the Company’s financial assets or impact on its consolidated financial statements for the three months ended March 31, 2008. The adoption of SFAS No. 157 for its financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial statements.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of less than three months when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company’s short-term investments are carried at fair value and classified as available-for-sale. Unrealized holding gains and losses, net of tax, are reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of the securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
     Short-term investments held as of March 31, 2008 and December 2007 consists of an auction rate security (“ARS”). The Company recorded an unrealized loss associated with this ARS as of March 31, 2008. The Company recorded a realized loss associated with this ARS as of December 31, 2007. This ARS is a debt instrument with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The Company’s ARS matures in 2017 and was purchased within the Company’s previous investment policy guidelines during 2007. The ARS had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, this ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value at March 31, 2008 was $0.7 million, which reflects an unrealized loss of $0.3 million from the principal value held as of December 31, 2007. In October 2007, the Company changed its investment policy to prohibit future purchases of ARS.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Fair Value Measurements
     On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the observable and unobservable inputs used to measure fair value into three levels of inputs as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The Company has segregated all financial assets and liabilities at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
     Assets measured at fair value on a recurring basis are summarized below (in thousands). The Company has no financial liabilities measured at fair value:

	Fair Value Measurements at March 31, 2008 Using:
				Total Carrying
	Quoted Prices in	Significant Other	Significant	Value at
	Active Markets	Observable	Unobservable	March 31,
(in thousands)	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2008

Auction rate security	$705	$—	$—	$705

Total assets at fair value	$705	$—	$—	$705

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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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
Comprehensive Income
     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No.130”). SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. The Company’s components of comprehensive income (loss) consist entirely of unrealized losses on available-for-sale securities. The comprehensive income for the three months ended March 31, 2008 was $3.5 million. The comprehensive loss for the three months ended March 31, 2007 was $1.1 million.
Net Income (Loss) Per Share
     The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of common shares issuable upon the exercise of stock options, vesting of restricted stock units and exercise of warrants. For the three months ended March 31, 2007, 0.4 million common share equivalents were excluded from diluted loss per share because of their anti-dilutive effect.
Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	20,530	15,228
Net effect of dilutive common share equivalents	559	—

Shares used in calculating per share amounts — Diluted	21,089	15,228

Potentially dilutive shares excluded from basic and diluted earnings per share because of their anti-dilutive effect	3,245	1,294

Share-Based Compensation
     The Company recorded $0.6 million and $1.0 million of total share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense is allocated among the following categories (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Research and development expenses	$294	$501
General and administrative expenses	332	488

Total	$626	$989

Share-based compensation expense per common share:
Basic and diluted	$0.03	$0.06

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Weighted Average			Weighted-
	Risk-Free	Dividend	Average	Average Option
	Interest Rate	Yield	Volatility	Life (Years)
Three months ended March 31, 2008	2.97%	0%	73.0%	6.06
Three months ended March 31, 2007	4.68%	0%	73.0%	6.25
     Prior to January 1, 2008, the Company utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) due to the lack of adequate historical data with regard to exercise activity. For grants made subsequent to January 1, 2008, the Company continues to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under the SEC’s Staff Accounting Bulletin No. 110 The Company determined expected volatility for the periods presented using the average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS123(R), Share-Based Payment and SAB No. 107.
     The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options, restricted stock units or common stock purchased under the 2005 Employee Stock Purchase Plan (the “Purchase Plan”). In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which may result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.
     A summary of stock option activity under the 2005 Equity Incentive Plan (“2005 Plan”) for the three-month period ended March 31, 2008 is as follows:

		Weighted-
		Average
	Number of	Exercise
	Option Shares	Price
Outstanding at December 31, 2007	2,139,894	$4.02
Granted	606,050	$4.00
Exercised	(31,276)	$1.05
Cancelled	(29,483)	$5.34

Outstanding at March 31, 2008	2,685,185	$4.03

Options exercisable as of March 31, 2008	1,254,402	$3.67

     As of March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted was $3.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.
3. Stockholders’ Equity
Common Stock
     In connection with a stock purchase agreement with a director, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under this agreement vest over a period of three years. At March 31, 2008, 1,737 shares were subject to repurchase by the Company.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Plan. The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock were initially authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that were not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. On January 1, 2008, the share reserve under the 2005 Plan automatically increased by an aggregate of 500,000 shares of common stock. At March 31, 2008, 113,624 shares remained available for future issuance or grant under the 2005 Plan.
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
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan became effective upon the effectiveness of the Company’s initial public offering. The Directors’ Plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock were initially reserved for issuance under the Directors’ Plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the Directors’ Plan during the immediately preceding year. No options were granted under the Directors’ Plan during the three months ended March 31, 2008. During the three months ended March 31, 2008, 5,833 options under the Directors’ Plan have been cancelled and none have been exercised. At March 31, 2008, 80,833 shares remained available for issuance under the Directors’ Plan.
Restricted Stock and Restricted Stock Unit Grants
     In May 2005, the Company granted a restricted stock award under the Company’s 2000 Plan of 70,000 shares of the Company’s common stock. Twenty-five percent of the shares subject to the award were immediately vested as of the date of grant and the remaining shares subject to the award vest in equal monthly installments over a two year period.
     In March 2006, the Company granted restricted stock unit awards in the amount of 75,000 each to two members of the Company’s executive management team under the Company’s 2005 Plan. Twenty-five percent of the shares subject to the restricted stock awards were vested on the one-year anniversary of their respective hire dates, with the remaining shares subject to such awards vesting in equal monthly installments over the following three years.
     Changes in the Company’s restricted stock and restricted stock units for the three months ended March 31, 2008 were as follows:

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2008	76,563	$7.66
Granted	—	$—
Vested	(9,375)	$7.66

Non-vested restricted stock at March 31, 2008	67,188	$7.66

     For the three months ended March 31, 2008, the Company recorded share-based compensation expense of $0.1 million related to outstanding restricted stock grants and restricted stock units.
     As of March 31, 2008, there was $0.3 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.74 years. The total fair value of shares vested during the three months ended March 31, 2008 was $0.1 million.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Common Stock Options to Consultants
     As of March 31, 2008, the Company had outstanding options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 59,898 were exercised and 5,758 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of approximately ($11,000) and $23,000 during the three months ended March 31, 2008 and 2007, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
2005 Employee Stock Purchase Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the Purchase Plan. The Purchase Plan became effective upon the effectiveness of the Company’s initial public offering. The Purchase Plan will terminate at the time that all of the shares of the Company’s common stock then reserved for issuance under the Purchase Plan have been issued under the terms of the Purchase Plan, unless the board of directors terminates it earlier. An aggregate of 375,000 shares of the Company’s common stock were initially reserved for issuance under the Purchase Plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (i) 1% of the fully-diluted shares of common stock outstanding on January 1 of the current fiscal year or (ii) 150,000 shares of common stock. On January 1, 2008, the share reserve under the Purchase Plan automatically increased by an aggregate of 150,000 shares of common stock.
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
     During the three months ended March 31, 2008 and 2007, the Company recorded share-based compensation expense of approximately $64,000 and $86,000, respectively, related to the Purchase Plan. On March 14, 2008 and March 15, 2007, 123,382 shares and 80,683 shares, respectively, of common stock were purchased under the Purchase Plan. At March 31, 2008, 297,645 shares remained available for issuance under the Purchase Plan.
4. License and Collaboration Agreement
     In March 2006, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) focused on the development and commercialization of BCR-ABL inhibitors for the treatment of CML. Under the agreement, the parties agreed to collaborate to develop one or more BCR-ABL inhibitors and Novartis was granted exclusive worldwide rights to such compounds, subject to the Company’s commercialization option in the United States and Canada. Pursuant to an amendment to the Company’s agreement with Novartis signed in September 2007, the Company has the right, but not the obligation, to develop and commercialize SGX393 outside of the collaboration, subject to a reacquisition right of Novartis that may be exercisable at a future date. The Company has also granted Novartis rights to include certain compounds that the Company does not want to pursue under the collaboration in Novartis’ screening library and the Company will be entitled to receive royalties on sales of products based on those compounds. The research term under this agreement concluded in late March 2008 and Novartis remains responsible for further development of BCR-ABL inhibitors identified pursuant to the collaboration, other than SGX393. The Company initially determined the amortization period of the upfront payment to be four years. However, following the conclusion of the research term in March 2008, the Company has no further performance obligations under the Agreement which would necessitate deferring the recognition of the upfront payment as revenue. Therefore, the Company accelerated the recognition of the deferred revenue of $10.8 million, which reflected the unamortized portion of the upfront payment, through the end of the research term as of March 31, 2008.
     Under the terms of the Agreement, the Company received $25.0 million of upfront payments, including $5.0 million for the purchase by Novartis Pharma AG of shares of the Company’s common stock. The Company was also entitled to receive research funding over the first two years, which ended in late March 2008, of the collaboration of $9.1 million. With payments for achievement of specified development, regulatory and commercial milestones, including $9.5 million for events up to and including commencement of the first Phase I clinical trial, total payments to the Company could exceed $515 million. To date, under the collaboration, the Company has not received any milestone payments. At this time, an Investigational New Drug application (“IND”) for a drug candidate under the collaboration is not anticipated in 2008.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Novartis is responsible for funding 100% of the development costs of product candidates from the collaboration, other than SGX393. The research and development activities of the parties are overseen by committees with equal representation of the parties, with Novartis having the right to make the final decision on certain matters. The Company is also eligible to receive royalties based on net sales. In addition, the Company retains an option to co-commercialize in the United States and Canada oncology products developed under the Agreement through a sales force trained and funded by Novartis.
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
5. Income Taxes
     At December 31, 2007, the Company had federal and California tax net operating loss (“NOL”) carryforwards of approximately $124.2 million and $95.9 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling approximately $4.8 million and $3.2 million, respectively. The federal research and development tax credit carry forward will begin to expire in 2019, unless previously utilized and the California research and development tax credit will carry forward indefinitely until utilized.
     Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction, or series of transactions, over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
     The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $49.0 million and research and development credits of $6.9 million generated through 2007 from its deferred tax asset schedule and have recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
     The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption that would, if recognized, affect the effective tax rate.
     The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations.
     Due to net operating losses incurred, the Company’s income tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has no interest or penalties accrued for uncertain tax positions at March 31, 2008 and December 31, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited condensed consolidated financial statements for the three month period ended March 31, 2008 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.
BUSINESS OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics that address unmet medical needs in oncology. Our lead development programs are directed at the MET receptor tyrosine kinase, an enzyme implicated in a broad array of human malignancies, and the tyrosine kinase enzyme BCR-ABL, for treatment of Chronic Myelogenous Leukemia (“CML”), a cancer of the bone marrow. Our drug discovery programs focus on a portfolio of other protein and enzyme targets that have been implicated in human cancers, including JAK2, RAS, RON, ALK, and IKKε.
     We are taking an integrated approach to the discovery and development of therapeutic agents in oncology by seeking to identify small molecules that selectively block (or inhibit) the actions of proteins responsible, either wholly or in part, for the uncontrolled growth of malignant cells in human cancers. Generally, we have selected targets for which there is strong scientific evidence that DNA abnormalities activate the target protein and in turn lead to uncontrolled cellular growth and replication. Uncontrolled cellular growth and replication are both typically associated with cancer. Our strategy for the clinical development of such targeted inhibitors is to design and execute directed proof-of-concept clinical trials involving patients who appear to have the requisite activating DNA abnormality. We believe this directed, targeted approach increases the potential for demonstrating clinical benefit and potentially decreases the time required to conduct the clinical study, reduces the number of patients enrolled in a clinical study, and reduces the cost of the clinical study as compared to conventional more inclusive large-scale clinical trials. We believe this approach could reduce the time required to obtain necessary regulatory approvals.
MET Program:
     Our MET program is focused on the development of compounds that inhibit both wild type and activated mutant forms of the MET receptor tyrosine kinase. MET plays an important role in the control of cell growth, division, and motility, and the formation of blood vessels, and has been implicated in a broad range of solid tumors, including lung, colon, prostate, gastric, and kidney cancers, plus the blood cancer multiple myeloma. Recent scientific publications also implicate MET in the emergence of resistance to both targeted and cytotoxic (or cell killing) anti-cancer agents (e.g., Iressa®, Herceptin®, Gemzar®, and Oxaliplatin®).
     We are currently focusing our attention on our second MET development candidate, SGX126, which is in IND enabling preclinical development. Our first MET development candidate, SGX523, exhibited dose limiting renal toxicity at doses lower than anticipated, in Phase I clinical trials commenced earlier this year. This renal toxicity was not anticipated from the preclinical toxicology studies. Subsequent analysis of blood samples from patients from the Phase I trials has identified significant blood levels of a metabolite of SGX523 that was present at only very low levels in our preclinical toxicology studies. However, we have no data at this stage to be able to conclude whether this metabolite was the cause of or contributed to the toxicity. Based on the observed toxicity, we have no plans for further clinical development of SGX523.

     SGX126 is a selective MET inhibitor with potent in-vitro and in-vivo activity, and based on preclinical studies, has the potential to demonstrate MET inhibition or suppression at lower doses in humans than SGX523. The SGX523 metabolite we identified is not produced by SGX126, which is structurally distinct from SGX523. We are conducting further preclinical studies of SGX126 in support of clinical development. Pending successful completion of these studies, we are now targeting filing an IND application for SGX126 in early 2009.
     Additional SGX MET inhibitors are currently being evaluated for possible selection as further MET development candidates.
BCR-ABL Program:
     Our BCR-ABL development program is focused on SGX393, a compound targeted for the second-line treatment of CML, a cancer of the bone marrow. Second-line treatment is for patients that relapse while on Gleevec and those intolerant of Gleevec. Our BCR-ABL development candidate, SGX393, is currently in IND-enabling preclinical development. SGX393 is an internally developed, potent, selective, orally bioavailable small molecule that inhibits wild-type BCR-ABL and many drug resistant forms of BCR-ABL, including the T315I mutant form of the kinase. Pending successful completion of IND-enabling studies, an IND application for SGX393 is targeted for the second quarter of 2008.
     We have also been collaborating with Novartis under a license and collaboration agreement we entered into in March 2006, to discover, develop and commercialize oral BCR-ABL inhibitors for the front-line treatment of CML. The research term of this agreement ended in late March 2008. Novartis remains responsible for the further preclinical and clinical development of BCR-ABL inhibitors identified under the collaboration, other than SGX393. A number of compounds discovered within the collaboration are now undergoing further evaluation at Novartis.
Other Drug Discovery Programs:
     Our drug discovery program focuses on a portfolio of other protein and enzyme targets that have been implicated in human cancers. These discovery targets include JAK2, RAS, RON, ALK, and IKKε. In addition to these areas of focus, we are evaluating a number of additional oncology targets for future inclusion in our portfolio. We are advancing our internal oncology product pipeline through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, or scaffolds, known as Fragments of Active Structures, or FAST, and underpinned by a state-of-the-art X-ray crystallographic platform for the determination of protein structures.
     Our current goal is to advance our oncology pipeline and nominate at least two development candidates per year into IND-enabling toxicology studies and file at least one IND per year. We intend to continue our strategy of entering into collaborative alliances around certain of our internal programs in order to generate near-term revenue and offset discovery and development costs, as we did with our BCR-ABL program. Based on FAST and related technologies, we have generated aggregate revenues from collaborations, commercial agreements and grants of approximately $101.2 million in the quarter ended March 31, 2008 and the full years ended 2007, 2006 and 2005.
CRITICAL ACCOUNTING POLICIES
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
Share-Based Compensation Expense
     In December 2004, FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123R became effective for us on January 1, 2006.
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are share-based payments subject to the provisions of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 was $0.6 million (excluding share-based compensation expense for share based awards to non-employees). At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $3.2 million, which is expected to be recognized over a weighted average period of 2.8 years. Total stock options granted during the three months ended March 31, 2008 and March 31, 2007 represented 2.9% and 4.6% of our total outstanding shares as of the end of each fiscal quarter, respectively.
     Both prior and subsequent to the adoption of SFAS 123R, we estimated the value of share-based awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.
     For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2008 using the Black-Scholes option pricing model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS 123R and Staff Accounting Bulletin 107, Share Based Payment (“SAB No. 107”).
     Prior to January 1, 2008, we utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) due to the lack of adequate historical data with regard to exercise activity. For grants made subsequent to January 1, 2008, we continue to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under the SEC’s Staff Accounting Bulletin No. 110. The expected term of options granted is derived from the average midpoint between vesting and the contractual term and is 6.06 years for the three months ended March 31, 2008.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 2.97% for the three months ended March 31, 2008).

     We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and current expectations with respect to paying dividends. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.
Accrued Expenses
     As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of preclinical and clinical drug supplies and to contract research organizations, particularly in conjunction with the conduct of clinical trials. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with United States generally accepted accounting principles.
Deferred Tax Asset Valuation Allowance
     Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2008 and December 31, 2007 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.
     We have not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If we experienced a greater than 50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carryforwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of our stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended March 31, 2008 and 2007 were $17.0 million and $11.0 million, respectively. The increase of $6.0 million, or 55%, was primarily due to revenues recognized under our Novartis collaboration which increased by $9.1 million. The $9.1 million increase was primarily due to the conclusion of the research term of the collaboration in late March 2008, which led to the recognition of revenue related to that portion of the upfront payment which had not yet been recognized due to our prior estimate that we would substantially accomplish our contractual obligations in March 2010. The increase in collaborative revenue was offset by a decrease in revenues from our federal research grant. This decrease was primarily due to the recognition of $3.5 million of revenue during the first quarter of 2007 in connection with an agreement on the reimbursement of overhead costs incurred since the commencement of the grant in July 2005.
Research and Development Expense.
     Research and development expenses for the three months ended March 31, 2008 and 2007 were $11.3 million and $10.0 million, respectively. The increase of $1.3 million, or 13%, was primarily attributable to a $1.6 million increase in preclinical and clinical development of our MET inhibitors in the first quarter of 2008 and was partially offset by a decrease of $0.2 million related to share-based compensation expense.
General and Administrative Expense.
     General and administrative expenses for the three months ended March 31, 2008 and 2007 were $2.1 million and $2.2 million, respectively. The decrease of $0.1 million, or 5%, was primarily attributable to a $0.2 million decrease in share-based compensation expense.

Interest Income (Expense), net
     For the three months ended March 31, 2008 and March 31, 2007, we recorded net interest income of $0.2 million. During the three months ended March 31, 2008, our interest income decreased due to a lower average cash balance, but this was offset by a reduction in interest expense due to lower balances in our debt obligations.
Net Income (Loss)
     Net income for the first quarter of 2008 was $3.7 million, or $0.18 per basic and diluted earnings per share, compared to a net loss of $1.1 million, or $0.07 per basic and diluted loss per share for the same period in 2007. Net income during the first quarter of 2008 is attributable to the recognition of deferred revenues related to the Novartis collaboration. However, we expect to incur a net loss in 2008 as we continue to fund our discovery and development pipeline.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We have historically funded our operations primarily through the sale of our equity securities and funds received from our collaborations, commercial agreements, grants and debt financings.
     We have recorded revenues from our collaborations, commercial agreements and grants totaling $17.0 million, $34.7 million, and $27.8 million for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively.
     As of March 31, 2008, an aggregate of approximately $3.3 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation. The debt agreements subject us to certain financial and non-financial covenants. As of March 31, 2008, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. They bear interest at effective rates ranging from approximately 9.95% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made principal payments on our debt of approximately $0.9 million in each of the three months ending March 31, 2008 and 2007, respectively.
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
     As of March 31, 2008, cash, cash equivalents and short-term investments totaled $30.9 million compared to $39.0 million at December 31, 2007. The decrease of $8.1 million during the first quarter of 2008 is primarily due to cash used to fund ongoing operations and debt repayments, which were offset by cash received associated with our existing grant, collaborations and commercial arrangements.
     Net cash used in operating activities was $6.9 million during the three months ended March 31, 2008 and is primarily comprised of net income for this period of $3.7 million, decrease in deferred revenue of $11.5 million, which is primarily related to the amortization of upfront fees into revenue from our Novartis collaboration, and non-cash expenses of $1.1 million. For the three months ended March 31, 2007, net cash used in operating activities was $2.4 million and is primarily comprised of a net loss for this period of $1.1 million, decrease in accounts payable and accrued liabilities of $2.1 million, non-cash expenses of $1.7 million, decrease in deferred revenues of $1.2 million and a net decrease in accounts receivable and other assets of $0.4 million.

     Net cash used in investing activities was $0.3 million during the three months ended March 31, 2008 and was the result of capital equipment purchases. Net cash used in investing activities was $0.1 million during the three months ended March 31, 2007 and was the result of capital equipment purchases.
     Net cash used by financing activities was $0.7 million during the three months ended March 31, 2008, and was attributable to $0.9 million in principal payments on debt offset by net proceeds from the issuance of common stock of $0.2 million. Net cash used by financing activities was $0.7 million for the three months ended March 31, 2007, reflecting $0.9 million in principal payments on debt, offset by net proceeds from the issuance of common stock of $0.2 million.
     We are unable to estimate with certainty the costs we will incur in the preclinical and clinical development of product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of the BCR-ABL compounds, other than SGX393. We are funding the preclinical and any clinical development of SGX393. Our drug discovery program focuses on a portfolio of other protein and enzyme targets that have been implicated in human cancers. The most advanced of these discovery targets include JAK2, RAS, RON, ALK, and IKKε. We anticipate that we will make determinations as to which research and development projects to pursue, which to license to or partner with a third party, and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and the potential terms associated with any particular licensing or partnering opportunity and other strategic and financial considerations.
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
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to pursue new collaborations and commercial agreements. We believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing and new collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second half of 2009. We expect to continue to finance our future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Many of our programs are at early stages of development and as a result we may note be able to generate significant revenue by partnering such programs. Failure to enter into new collaborations or otherwise obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements
     As of March 31, 2008, we had not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we typically maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, money market funds, debt securities, and certificates of deposit. We are exposed to market risk primarily in the area of changes in conditions in the credit markets, particularly because we have an auction rate security (“ARS”). Consistent with the investment policy guidelines in place at the time, we purchased an ARS during 2007. Our ARS investment had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2008 has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value of our ARS at March 31, 2008 was $0.7 million, which reflects a $0.3 million unrealized loss from the principal value held as of December 31, 2007. In October 2007, our investment policy was updated to eliminate future purchases of ARS.
     We do not have any material foreign currency or other derivative financial instruments. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have had a significant impact on our interest income for 2008. As of March 31, 2008, all of our cash equivalents were held in operating accounts and money market accounts.
Item 4T. CONTROLS AND PROCEDURES
     Prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports and that such information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure.
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

Part II — OTHER INFORMATION
Item 1A. RISK FACTORS.
     The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors, or risk factors that contain changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission .
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
     The process of successfully discovering and developing product candidates is expensive, time-consuming and unpredictable, and the historical rate of failure for drug candidates is extremely high. Research programs to identify product candidates require a substantial amount of our technical, financial and human resources even if no product candidates are identified. Our product candidates and drug discovery research and development programs are in early stages and require significant time-consuming and costly research and development, testing and regulatory approvals. In March of this year, we observed dose limiting toxicity in our Phase 1 clinical trials of SGX523, an inhibitor of the MET protein kinase, at lower doses than anticipated. As a result, we have decided not to continue further clinical development of SGX523. Our other programs are all at the preclinical or research stage. There is no guarantee that we will successfully create and advance product candidates through preclinical or clinical development or that our approach to drug discovery will lead to the development of approvable or marketable drugs. Moreover, other than BCR-ABL, there is presently little or no clinical validation for the targets which are the focus of the programs in our oncology pipeline. Although drugs have been approved that inhibit the activity of kinases and other enzymes, to our knowledge no company has received regulatory approval for a MET kinase inhibitor and there is no guarantee that we will be able to successfully advance any of our MET inhibitors, such as SGX126, or any other compounds from our kinase inhibitor programs. There is no guarantee that SGX126 or any other MET inhibitor we may advance as a development candidate will not have the same toxicity as SGX523. In addition, compounds we recommend for clinical development in any of our programs may not be effective or safe for their designated use, which would prevent their advancement into and through clinical trials and impede our ability to maintain or expand our clinical development pipeline. Although it has been our goal to file one IND per year, to date, we have filed only one IND for an internally developed product candidate. We may never successfully file any other INDs or commence clinical trials of any other internally developed compounds.
* If we fail to establish new collaborations and other commercial agreements, we may have to reduce or limit our internal drug discovery and development efforts and our business may be adversely affected.
     Revenue generation utilizing compounds identified by us from the application of our technologies, and our FAST drug discovery platform and related technologies is important to us to provide us with funds for reinvestment in our internal drug discovery and development programs. If we fail to enter into collaboration or out-licensing agreements on our second MET development candidate, SGX126, or on one or more of our other existing programs on acceptable terms, or at all, we may not generate sufficient revenue to support our internal discovery and development efforts. Many of our drug discovery and development programs are at early stages of development and, as a result, the revenues we may be able to generate by partnering such programs may not be adequate to continue to fund our business. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, they may force us to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations.

* Because the results of preclinical studies are not necessarily predictive of results in humans, any product candidate we advance into clinical trials may not have favorable results or receive regulatory approval.
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
     Delays in the commencement or completion of clinical testing of any product candidate we may advance into clinical studies could significantly impact our product development costs and delay our ability to generate significant revenues. For example, although our Phase 1 clinical trials for SGX523 commenced on schedule in March of this year, we observed dose limiting toxicity in these trials at a lower dose than anticipated and have decided not to continue further development of SGX523. We do not know whether any clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
•	identifying and selecting a suitable development candidate;

•	successful completion of toxicology, formulation or other preclinical studies;

•	obtaining any required approvals from our collaborators, such as Novartis for any BCR-ABL product candidates that may be selected under our license and collaboration agreement with Novartis (other than SGX393);

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	identifying, recruiting and enrolling patients to participate in a clinical trial.

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
     If we experience delays in the completion of, or termination of, any clinical trial of any product candidate we advance into clinical trials, the commercial prospects for product candidates we may develop will be harmed, and our ability to generate product revenues from any product candidate we may develop will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our products.
* Any product candidate we advance into clinical trials may cause undesirable side effects that could delay or prevent its regulatory approval or commercialization.
     Undesirable side effects caused by any product candidate we advance into clinical trials, such as those observed in our Phase I clinical trials of SGX523, could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could inhibit or prevent us from partnering or commercializing any product candidates we advance into clinical trials and our business would be materially adversely affected. In addition, if any product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:
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
     To date, our product candidates have been manufactured in relatively small quantities for preclinical and clinical trials. We have no experience in manufacturing any of our product candidates and have contracted with third party manufacturers to provide material for preclinical studies and clinical trials and to assist in the development and optimization of our manufacturing processes and methods. We currently rely on a single manufacturer for clinical trial material for SGX126 and another single manufacturer for SGX393. Our ability to conduct clinical trials and commercialize our product candidates will depend on the ability of such third parties to manufacture our product candidates on the timeline we have set and in accordance with cGMP and other regulatory requirements, and for clinical studies beyond the Phase 1 studies, to manufacture on a large scale and at a competitive cost. Significant scale-up of manufacturing, which will be required for large scale clinical studies, may require additional validation studies, which the FDA must review and approve. There is no assurance that the formulations of our product candidates that we use for pre-clinical studies or initial clinical trials will be suitable for larger scale clinical studies or for commercialization. If we are not able to obtain contract cGMP manufacturing on commercially reasonable terms, obtain or develop the necessary materials and technologies for manufacturing, or obtain intellectual property rights necessary for manufacturing, we may not be able to conduct or complete clinical trials or commercialize our product candidates. There can be no assurance that we will be able to obtain such requisite terms, materials, technologies and intellectual property necessary to successfully manufacture our product candidates for clinical trials or commercialization. Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors or the failure to maintain consistent standards across different batches, could result in delays in commencement of clinical studies, patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business
     The facilities used by our contract manufacturers must undergo inspections by the FDA for compliance with cGMP regulations before our product candidates produced there can receive marketing approval. If these facilities do not receive a satisfactory cGMP inspection result in connection with the manufacture of our product candidates, we may need to conduct additional validation studies, or find alternative manufacturing facilities, either of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for any affected product candidate. In addition, after approval of a product candidate for commercial use our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.
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
* We have limited clinical development and commercialization experience.
     We have very limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed only one IND application, initiated two Phase 1 clinical trials (in which we observed dose limiting toxicity and discontinued further clinical development), and one Phase 2/3 clinical trial (which was ultimately suspended and terminated). We have not filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, could delay any product launch, and we may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we would be forced to rely on third-party clinical investigators, clinical research or marketing organizations. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail and we may be unable to generate product revenues.
* We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.
     We rely on third parties, such as medical institutions, clinical investigators and contract laboratories, to conduct any clinical trials. We may not be able to control the amount and timing of resources that third parties devote to any clinical trials we may commence or the quality or timeliness of the services performed by such third parties. In any of our clinical trials, in the event that we are unable to maintain our relationship with any clinical trial sites, or elect to terminate the participation of any clinical trial sites, we may experience the loss of follow-up information on patients enrolled in such clinical trial unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines in connection with any future clinical trials, or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, our reputation in the industry and in the investment community may be significantly damaged, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

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
* We are dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.
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
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. With respect to our MET program, we are aware of a number of companies working in the area of small molecule inhibitors of MET, which are at varying stages of preclinical or clinical development, including Exelixis, Inc., Arqule, Inc., Pfizer, Inc., SuperGen, Inc., Methylgene Inc., Johnson & Johnson and Merck and Co. Ltd. We are also aware of a number of companies working in the area of biological agents that interfere with MET, which are at varying stages of preclinical or clinical development, including Amgen, Inc., Schering Plough Corporation, Takeda Pharmaceutical Company Limited, Genentech, Inc. and Astra Zeneca Ltd.
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
     With respect to our drug discovery programs, in particular JAK2 and ALK, we are aware of a number of companies that have programs directed at these targets which are at varying stages of preclinical or clinical development.
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
     Since we were incorporated in 1998, we have increased the number of our full-time employees to 123 as of March 31, 2008. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through preclinical studies and clinical trials, and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this potential future growth. Setbacks in our perceived prospects for future success, such as the recent discontinuation of SGX523 clinical development, may make it more difficult to maintain or grow our organization sufficiently to accomplish our objectives, even if funding is available. Our need to effectively manage our operations, potential future growth and various projects requires that we manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and third parties, continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     Our success depends on our continued ability to attract, retain and motivate highly qualified management and chemists, biologists, and preclinical and clinical personnel. The loss of the services of any of our senior management, particularly Michael Grey, our President and Chief Executive Officer, or Stephen Burley, our Senior Vice President and Chief Scientific Officer, could have an adverse effect on our business. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice. We have scientific and clinical advisors who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.
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
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. As part of our business strategy, we expect to continue to pursue new collaborations and commercial agreements. We believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing and new collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second half of 2009. Because we do not anticipate that we will generate significant continuing revenues for several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. Many of our programs are at early stage development and as a result we may not be able to generate significant revenue by partnering such programs. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:
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
     We expect to continue to finance our future cash needs through the sale of equity securities, strategic collaboration agreements and debt financing. However, we may not be successful in obtaining additional collaboration agreements or commercial agreements, or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to some or all of our product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern.
     If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or pursue other strategic opportunities, including potential merger or acquisition strategies.
* We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred substantial net operating losses since our inception. For the years ended December 31, 2007 and 2006, we had a net loss attributable to common stockholders of $16.0 million and $28.1 million, respectively. For the quarter ended March 31, 2008, we reported net income of $3.7 million. As of March 31, 2008, we had an accumulated deficit of approximately $176.0 million. The net income reported for the quarter ended March 31, 2008 was the result of the recognition of deferred revenue that related to the portion of the upfront payment which had not yet been earned upon the conclusion of the research term under our Novartis collaboration that ended in late March 2008.
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
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our MET, BCR-ABL or other oncology programs will generate product sales, or that any such sales will be sufficient to allow us to become profitable. We had revenues from collaborations, commercial agreements and grants totaling $17.0 million for the three months ended March 31, 2008 and totaling $34.7 million and $27.8 million for the years ended December 31, 2007 and 2006, respectively. As described above, the $17.0 million for the three months ended March 31, 2008 includes approximately $10.8 million of deferred revenue recognized upon the conclusion of the research term under our Novartis collaboration which ended in late March 2008. Though we anticipate that our collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability.
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
* Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our short-term investment held as of March 31, 2008 and December 31, 2007 consists of an auction rate security (“ARS”) with an original par value of $1.5 million. We recorded an unrealized loss associated with this ARS as of March 31, 2008. We recorded a realized loss associated with this ARS as of December 31, 2007. This ARS is a debt instrument with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. Our ARS matures in 2017 and was purchased within our previous investment policy guidelines during 2007. The ARS had an AAA/Aaa credit rating at the time of purchase, which remains unchanged. With the liquidity issues experienced in global credit and capital markets, this ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value at March 31, 2008 was $0.7 million, which reflects an unrealized loss of $0.3 million from the principal value held as of December 31, 2007. In October 2007, our investment policy was updated to eliminate future purchases of ARS. If the credit ratings of the ARS issuer deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the fair value of the investment through an additional impairment charge, which could negatively affect the Company’s financial condition. There is no guarantee that we will be able to liquidate our ARS or that we will not incur further realized losses.

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
     Until our initial public offering in February 2006, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. We have had relatively low volume of trading in our stock since our initial public offering and we do not know if the trading volume of our common stock will increase in the future. In addition, the market price of our common stock has been volatile and may continue to be volatile in the future. For example, our stock has traded as high as $11.38 and as low as $1.24 per share in the period from February 3, 2006 through April 1, 2008. The stock market has experienced significantly volatility with respect to pharmaceutical and biotechnology based company stocks. The price of our stock may continue to fluctuate significantly in response to a number of factors, most of which we cannot control, including:
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
* If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.
     Our common stock is currently listed for quotation on the Nasdaq Global Market. We are required to meet specified financial requirements in accordance with NASDAQ Marketplace Rule 4450(A)(5) in order to maintain our listing on the Nasdaq Global Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If our stock price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with its continued listing standards. In addition to maintaining a minimum bid price, NASDAQ Marketplace Rule 4450(A)(5) requires us to maintain stockholders’ equity of at least $10 million, among other requirements. If in the future we fail to satisfy the Nasdaq Global Market’s continued listing requirements, our common stock could be delisted from the Nasdaq Global Market, in which case we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the Nasdaq Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.
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
     Our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 64% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders also may not act together and disputes may arise among these stockholders with respect to matters that require stockholder approval. Any disagreements among our significant stockholders, including among significant stockholders that are affiliated with members of our Board of Directors, may also make it more difficult for us to obtain stockholder approval of certain matters and may lead to distraction of management or have other adverse impact on our operations.
Item 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(5)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

4.9(6)	Form of Warrant issued by Registrant to Oxford Finance Corporation and Silicon Valley Bank.

4.10(7)	Form of Warrant issued by Registrant in November 2007.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the commission on March 30, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007, and incorporated herein by reference.

(7)	Filed with the Registrant’s Current Report on Form 8-K on November 20, 2007 and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.
/s/ W. Todd Myers
W. Todd Myers
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

May 13, 2008