Form 10-Q
period 2008-06-30
SGX PHARMACEUTICALS, INC.
filed 2008-08-07
CIK 1125603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 6, 2008 was 20,669,623 shares.

SGX PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS AND NOTES TO UNAUDITED FINANCIAL STATEMENTS
SGX Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,870	$38,022
Short-term investments	806	968
Accounts receivable	954	2,706
Prepaid expenses and other current assets	1,217	1,187

Total current assets	25,847	42,883
Property and equipment, net	3,504	3,889
Goodwill and intangible assets, net	3,423	3,426
Other assets	863	858

Total assets	$33,637	$51,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,264	$2,964
Accrued liabilities	3,684	4,543
Other current liabilities	236	250
Current portion of line of credit	2,469	4,194
Deferred revenue	1,023	13,040

Total current liabilities	9,676	24,991
Deferred revenue, long-term	792	1,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; Authorized shares — 5,000,000 at June 30, 2008 and December 31, 2007; and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.001 per share; Authorized shares — 75,000,000 at June 30, 2008 and December 31, 2007; issued and outstanding shares — 20,654,597 and 20,480,282 at June 30, 2008 and December 31, 2007, respectively	21	21
Additional paid-in capital	206,525	204,739
Accumulated other comprehensive loss	(161)	(1)
Accumulated deficit	(183,216)	(179,736)

Total stockholders’ equity	23,169	25,023

Total liabilities and stockholders’ equity	$33,637	$51,056

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Revenue:
Collaborations and commercial agreements (1)	$2,882	$5,722	$17,883	$11,369
Grants	1,424	2,784	3,395	8,105

Total revenue	4,306	8,506	21,278	19,474
Expenses:
Research and development	9,237	10,524	20,586	20,542
General and administrative	2,263	2,126	4,384	4,359

Total operating expenses	11,500	12,650	24,970	24,901

Loss from operations	(7,194)	(4,144)	(3,692)	(5,427)
Interest income (expense), net	(7)	131	212	316

Net loss	(7,201)	(4,013)	(3,480)	(5,111)

Basic and diluted net loss per share	$(0.35)	$(0.26)	$(0.17)	$(0.33)

Shares used in computing basic and diluted net loss per share	20,650	15,337	20,590	15,281

(1)	Collaboration revenue for the six months ended June 30, 2008 reflects the recognition of $10.8 million of deferred revenue that related to the portion of the upfront payment which had not yet recognized earned upon the conclusion of the research term under our Novartis collaboration that ended in late March 2008.
See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(3,480)	$(5,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	1,067
Stock-based compensation	1,488	2,091
Issuance of common stock for services	55	149
Amortization of discount on warrants	84	84
Deferred rent	2	(44)
Gain on sale of property and equipment, net	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	1,752	1,669
Prepaid expenses and other current assets	6	179
Accounts payable and accrued liabilities	(1,575)	(1,683)
Deferred revenue	(12,267)	(2,597)
Other assets	(5)	11

Net cash used in operating activities	(13,240)	(4,185)
Investing activities:
Purchases of short-term investments	—	(26,000)
Sales and maturities of short-term investments	—	20,700
Purchases of property and equipment, net	(348)	(83)

Net cash used in investing activities	(348)	(5,383)
Financing activities:
Principal payments on lines of credit and notes payable	(1,809)	(1,764)
Proceeds from repayment of notes receivable from stockholders	—	21
Issuance of common stock for cash	245	228

Net cash used in financing activities	(1,564)	(1,515)

Net decrease in cash and cash equivalents	(15,152)	(11,083)
Cash and cash equivalents at beginning of period	38,022	27,877

Cash and cash equivalents at end of period	$22,870	$16,794

Supplemental schedule of cash flow information:
Cash paid for interest	$187	$364

See accompanying notes to unaudited condensed consolidated financial statements.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business
     SGX Pharmaceuticals, Inc. (“SGX” or the “Company”, formerly known as Structural GenomiX, Inc.), was incorporated in Delaware in July 1998. SGX is a biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics directed at addressing unmet medical needs in oncology.
     On July 8, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company (“Lilly”), and REM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Lilly (“Merger Sub”), whereby Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Lilly (the “Merger”), subject to the satisfaction or waiver of specified closing conditions, including, among others, approval of the Merger Agreement by a majority of the Company’s stockholders. There is no guarantee that the conditions to the Merger will be satisfied or that the Merger will close in the expected time frame, or at all. See Note 6 to the Condensed Consolidated Financial Statements for more information on this proposed transaction.
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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 27, 2008.
     The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     In December 2007, the SEC staff issued SAB No. 110, Share-Based Payment (“SAB 110”), which amends SAB 107, Share-Based Payment , to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and will continue to apply the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants. The impact of adopting SAB 110 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2, Effective Date for FASB Statement No. 157 (“FSP FAS 157-2”) , which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s adoption of SFAS No. 157 had no effect on the valuation of the Company’s financial assets or impact on its consolidated financial statements for the three and six months ended June 30, 2008. The adoption of SFAS No. 157 for its financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. SFAS 161 will only have an impact on our consolidated financial statements if we enter into any derivative or hedging activities in the future.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP . SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With GAAP. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial statements.

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
     Short-term investments held as of June 30, 2008 and December 2007 consist of an auction rate security (“ARS”). The Company recorded an unrealized loss associated with this ARS as of June 30, 2008. The Company recorded a realized loss associated with this ARS as of December 31, 2007. This ARS is a debt instrument with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. The Company’s ARS matures in 2017 and was purchased within the Company’s previous investment policy guidelines during 2007. The ARS had an AAA/Aaa credit rating at the time of purchase and currently has a AAA/A rating. With the liquidity issues experienced in global credit and capital markets, this ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value at June 30, 2008 was $0.8 million, which reflects an unrealized loss of $0.2 million from the adjusted cost basis of the security as of December 31, 2007. In October 2007, the Company changed its investment policy to prohibit future purchases of ARS.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Fair Value Measurements
     On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the observable and unobservable inputs used to measure fair value into three levels of inputs as follows:
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
     The Company has segregated all financial assets and liabilities at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The Company’s ARS fair value was determined using Level 1 Inputs. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
Comprehensive Loss
     The Company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No.130”). SFAS No. 130 establishes rules for the reporting and display of comprehensive loss and its components. The Company’s components of comprehensive loss consist entirely of unrealized losses on available-for-sale securities. The comprehensive loss for the three and six months ended June 30, 2008 was $7.1 million and $3.6 million, respectively, and $4.0 million and $5.1 million for the three and six months ended June 30, 2007, respectively.
Net Loss Per Share
     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, vesting of restricted stock units and exercise of warrants. For the three and six months ended June 30, 2008 and June 30, 2007, common share equivalents consisting of stock options, warrants and restricted stock were excluded from the computation of diluted loss per share because of their anti-dilutive effect.
Share-Based Compensation
     The Company recorded $0.9 million and $1.5 million of total share-based compensation expense for the three and six months ended June 30, 2008, respectively. These charges had no impact on the Company’s cash flows. Share-based compensation expense is allocated among the following categories (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Research and development	$367	$549	$661	$1,050
General and administrative	495	553	827	1,041

Stock-based compensation expense	$862	$1,102	$1,488	$2,091

Stock-based compensation expense per common share, basic and diluted:	$0.04	$0.07	$0.07	$0.14

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table.

	Weighted			Weighted-
	Average			Average
	Risk-Free	Dividend	Average	Option
	Interest Rate	Yield	Volatility	Life (Years)
Three months ended June 30, 2008	3.29%	0%	73.0%	6.08
Three months ended June 30, 2007	4.66%	0%	73.0%	6.25

Six months ended June 30, 2008	3.01%	0%	73.0%	6.07
Six months ended June 30, 2007	4.68%	0%	73.0%	6.25
     Prior to January 1, 2008, the Company utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in the SAB No. 107 due to the lack of adequate historical data with regard to exercise activity. For grants made subsequent to January 1, 2008, the Company continues to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under the SAB No. 110. The Company determined expected volatility for the periods presented using the average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS123(R), Share-Based Payment and SAB No. 107.
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
     A summary of stock option activity under the 2005 Equity Incentive Plan (“2005 Plan”) for the six-month period ended June 30, 2008 is as follows:

		Weighted-d
	Number of	Average
	Option	Exercise
	Shares	Price
Outstanding at December 31, 2007	2,139,894	$4.02
Granted	674,050	$3.73
Exercised	(32,183)	$1.05
Cancelled	(80,761)	$4.87

Outstanding at June 30, 2008	2,701,000	$3.96

Options exercisable as of June 30, 2008	1,372,924	$3.68

     As of June 30, 2008, total unrecognized estimated compensation expense related to granted non-vested stock options was $2.8 million, which is expected to be recognized over a weighted-average period of 2.65 years.
3. Stockholders’ Equity
Common Stock
     In connection with a stock purchase agreement with a director, the Company has the option to repurchase, at the original issuance price, the unvested shares in the event of termination of continuous service to the Company. Shares under this agreement vest over a period of three years. At June 30, 2008, 695 shares were subject to repurchase by the Company.
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

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Plan. The 2005 Plan became effective upon the effectiveness of the Company’s initial public offering. An aggregate of 750,000 shares of our common stock were initially authorized for issuance under the 2005 Plan, plus the number of shares remaining available for future issuance under the 2000 Plan that were not covered by outstanding options as of the termination of the 2000 Plan on the effective date of the initial public offering. In addition, this amount is automatically increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the lesser of (a) 3.5% of the aggregate number of shares of common stock outstanding on December 31 of the preceding fiscal year or (b) 500,000 shares of common stock. On January 1, 2008, the share reserve under the 2005 Plan automatically increased by an aggregate of 500,000 shares of common stock. At June 30, 2008, 146,902 shares remained available for future issuance or grant under the 2005 Plan.
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
2005 Non-Employee Directors’ Stock Option Plan
     The Company adopted in August 2005, and the stockholders approved in October 2005, the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan became effective upon the effectiveness of the Company’s initial public offering. The Directors’ Plan provides for the automatic grant of non-qualified options to purchase shares of our common stock to our non-employee directors. An aggregate of 75,000 shares of common stock were initially reserved for issuance under the Directors’ Plan. This amount is increased annually on the first day of the Company’s fiscal year, from 2007 until 2015, by the aggregate number of shares of our common stock subject to options granted as initial grants and annual grants under the Directors’ Plan during the immediately preceding year. There were 50,000 options granted under the Directors’ Plan during the six months ended June 30, 2008. During the six months ended June 30, 2008, 5,833 options under the Directors’ Plan have been cancelled and none have been exercised. At June 30, 2008, 35,000 shares remained available for issuance under the Directors’ Plan.
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
     Changes in the Company’s restricted stock and restricted stock units for the six months ended June 30, 2008 were as follows:

		Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted stock at January 1, 2008	76,563	$7.66
Granted	—	$—
Vested	(18,750)	$7.66

Non-vested restricted stock at June 30, 2008	57,813	$7.66

     For both the three and six months ended June 30, 2008, the Company recorded share-based compensation expense of $0.1 million related to outstanding restricted stock grants and restricted stock units.
     As of June 30, 2008, there was $0.3 million of unrecognized compensation cost related to non-vested restricted stock arrangements. The cost is expected to be recognized over a weighted average period of 1.49 years. The total fair value of shares vested during the six months ended June 30, 2008 was $0.1 million.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
Common Stock Options to Consultants
     As of June 30, 2008, the Company had granted options to purchase 119,854 shares of common stock that were granted to consultants. Of the total shares granted, 59,898 were exercised and 4,028 were unvested. These options were granted in exchange for consulting services to be rendered and vest over periods of up to four years. The Company recorded charges to operations for stock options granted to consultants using the graded-vesting method of approximately $0 and ($11,000), and $6,000 and $29,000, during the three and six months ended June 30, 2008 and 2007, respectively. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each balance sheet date pursuant to EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
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
     During the three and six months ended June 30, 2008, the Company recorded share-based compensation expense of approximately $38,000 and $102,000, respectively, related to the Purchase Plan. During the three and six months ended June 30, 2008, zero shares and 123,382 shares, respectively, of common stock were purchased under the Purchase Plan. At June 30, 2008, 297,645 shares remained available for issuance under the Purchase Plan.
4. License and Collaboration Agreement
     In March 2006, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Novartis Institutes for Biomedical Research, Inc., (“Novartis”) focused on the development and commercialization of BCR-ABL inhibitors for the treatment of CML. Under the Agreement, the parties agreed to collaborate to develop one or more BCR-ABL inhibitors and Novartis was granted exclusive worldwide rights to such compounds, subject to the Company’s commercialization option in the United States and Canada. Pursuant to an amendment to the Company’s agreement with Novartis signed in September 2007, the Company has the right, but not the obligation, to develop and commercialize SGX393 outside of the collaboration, subject to a reacquisition right of Novartis that may be exercisable at a future date. The Company has also granted Novartis rights to include certain compounds that the Company does not want to pursue under the collaboration in Novartis’ screening library and the Company will be entitled to receive royalties on sales of products based on those compounds. The research term under this agreement concluded in late March 2008 and Novartis remains responsible for further development of BCR-ABL inhibitors identified pursuant to the collaboration, other than SGX393. The Company initially determined the amortization period of the upfront payment to be four years. However, following the conclusion of the research term in March 2008, the Company has no further performance obligations under the Agreement that would necessitate deferring the recognition of the upfront payment as revenue. Therefore, in March 2008, the Company accelerated the recognition of the deferred revenue of $10.8 million, which reflected the unamortized portion of the upfront payment, through the end of the research term.
     Under the terms of the Agreement, the Company received $25.0 million of upfront payments, including $5.0 million for the purchase by Novartis Pharma AG of shares of the Company’s common stock. The Company was also entitled to receive research funding over the first two years, which ended in late March 2008, of the collaboration of $9.1 million. With payments for achievement of specified development, regulatory and commercial milestones, including $9.5 million for events up to and including commencement of the first Phase I clinical trial (other than for SGX 393), total payments to the Company could exceed $515 million. To date, under the collaboration, the Company has not received any milestone payments.

SGX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
     Novartis is responsible for funding 100% of the development costs of product candidates from the collaboration, other than SGX393. The research and development activities of the parties were overseen by committees with equal representation of the parties, with Novartis having the right to make the final decision on certain matters. The Company is also eligible to receive royalties based on net sales. In addition, the Company retains an option to co-commercialize in the United States and Canada oncology products developed under the Agreement through a sales force trained and funded by Novartis.
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
     Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction, or series of transactions, over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock (both before and after its initial public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
     The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or tax credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $49.0 million and research and development credits of $6.9 million generated through 2007 from its deferred tax asset schedule and have recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN No. 48, Accounting for Uncertainty in Income Taxes. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption that would, if recognized, affect the effective tax rate.
     The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations.
     Due to net operating losses incurred, the Company’s income tax returns from inception to date are subject to examination by taxing authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has no interest or penalties accrued for uncertain tax positions at June 30, 2008 and December 31, 2007.
6. Subsequent Event
     On July 8, 2008, the Company entered into the Merger Agreement with Lilly, and Merger Sub, whereby Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Lilly. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, approval of the Merger Agreement by a majority of the Company’s stockholders, subject to certain exceptions, the absence of any material adverse effect on the Company from and after the date of the Merger Agreement, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
     Under the terms of the Merger Agreement, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Lilly or Merger Sub or by stockholders of the Company who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive $3.00 in cash, without interest. In addition, all of the Company’s unvested stock options will vest prior to the effective time of the Merger and any issued and outstanding stock options with an exercise price per share less than $3.00 will be converted into the right to receive an amount in cash equal to the excess of $3.00 per share over the exercise price per share of such stock option, less any withholding tax. Each of the Company’s warrants outstanding immediately prior to the closing of the merger with an exercise price per share less than $3.00 will be entitled to a cash payment pursuant to the terms of such warrants.
     The Merger Agreement includes certain termination rights for both the Company and Lilly. The Merger Agreement provides that in certain circumstances, the Company may be required to pay Lilly a termination fee of $2,000,000 and up to an additional $250,000 to reimburse Lilly’s expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Forward-Looking Statements
     The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent filings. We do not assume any obligation to update any forward-looking statements.
BUSINESS OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel, targeted therapeutics that address unmet medical needs in oncology. Our lead development programs are directed at the MET receptor tyrosine kinase, an enzyme implicated in a broad array of human malignancies, and the tyrosine kinase enzyme BCR-ABL, for treatment of Chronic Myelogenous Leukemia (“CML”), a cancer of the bone marrow. Our drug discovery programs focus on a portfolio of other protein and enzyme targets that have been implicated in human cancers, including JAK2, RAS, RON, ALK, and IKKe.
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
Recent Developments:
     On July 8, 2008, we entered into a Merger Agreement with Eli Lilly and Company (“Lilly”), and REM Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Lilly (“Merger Sub”), whereby Merger Sub will merge with and into us and we will become a wholly-owned subsidiary of Lilly (the “Merger”). The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, approval of the Merger Agreement by a majority of our stockholders, subject to certain exceptions, the absence of any material adverse effect on the Company from and after the date of the Merger Agreement, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
     Under the terms of the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Lilly or Merger Sub or by our stockholders who have validly exercised their appraisal rights under Delaware law) will be converted into the right to receive $3.00 in cash, without interest. In addition, all of our unvested stock options will vest prior to the effective time of the Merger and any issued and outstanding stock options with an exercise price per share less than $3.00 will be converted into the right to receive an amount in cash equal to the excess of $3.00 per share over the exercise price per share of such stock option, less any withholding tax. Each of our warrants outstanding immediately prior to the closing of the merger with an exercise price per share less than $3.00 will be entitled to a cash payment pursuant to the terms of such warrants.
     The Merger Agreement includes certain termination rights for both us and Lilly. The Merger Agreement provides that in certain circumstances, we may be required to pay Lilly a termination fee of $2,000,000 and up to an additional $250,000 to reimburse Lilly’s expenses.
     In connection with the Merger Agreement, Lilly entered into a voting agreement with certain of our officers, directors and significant stockholders who together represented approximately 26% of the our outstanding shares of common stock as of July 16, 2008 the record date for the special meeting of our stockholders to approve the Merger. The voting agreements provide, among other things, that these stockholders will vote their shares in favor of the approval of the Merger.

     A special meeting of the Company’s stockholders to vote upon the adoption of the Merger Agreement is scheduled to be held at 9:00 a.m. Pacific time on August 20, 2008 at the corporate offices of the Company. There is no guarantee that the conditions to the Merger will be satisfied or that the Merger will close in the expected time frame, or at all. If the Merger is consummated, the shares of the Company’s common stock will no longer be listed on any stock exchange or quotation system.
     SGX filed a definitive proxy statement with the SEC on July 21, 2008 with respect to the proposed merger transaction with Eli Lilly and Company. Before making any voting or investment decision with respect to the merger, investors and stockholders of SGX are urged to read the proxy statement and the other relevant materials carefully in their entirety because they contain important information about the merger. The proxy statement and other relevant materials, and any other documents filed by SGX with the SEC, may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, investors and stockholders may obtain free copies of the documents filed with the SEC by going to SGX’s Investor Relations page on its corporate website at www.sgxpharma.com or by directing a written request to SGX at 10505 Roselle Street, San Diego, California 92121 — Attention: Corporate Secretary.
     SGX and its directors and executive officers may be deemed to be participants in the solicitation of proxies from SGX stockholders in connection with the merger. Certain directors and executive officers of SGX may have direct or indirect interests in the merger due to, among other things, securities holdings, pre-existing or future indemnification arrangements, vesting of equity awards, or rights to severance payments in connection with the merger. Additional information regarding the directors and executive officers of SGX and their interests in the merger is contained in the definitive proxy statement that SGX filed with the SEC.
     Unless otherwise indicated, the discussions in this document, including the description of our business and our management’s discussion and analysis of financial condition and results of operations and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 contained in this Quarterly Report on Form 10-Q, relate to SGX as a stand-alone entity and do not reflect the impact of the proposed Merger.
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
     We are currently focusing our attention on our second MET development candidate, SGX126, which is in IND enabling preclinical development. Our first MET development candidate, SGX523, exhibited dose limiting renal toxicity at doses lower than anticipated, in Phase I clinical trials commenced earlier this year. This renal toxicity was not anticipated from the preclinical toxicology studies. Subsequent analysis of blood samples from patients from the Phase I trials has identified significant blood levels of a metabolite of SGX523 that was present at only very low levels in our preclinical toxicology studies. Based on available data, we believe it is likely that this metabolite was the cause of or contributed to the toxicity. Based on the observed toxicity, we have no plans for further clinical development of SGX523.

     SGX126 is a selective MET inhibitor with potent in-vitro and in-vivo activity. The SGX523 metabolite we identified can not be produced by SGX126, which is structurally distinct from SGX523. We are conducting further preclinical studies of SGX126 in support of clinical development. In particular, we are conducting further preclinical animal toxicology studies and formulation studies to increase the exposure levels of SGX126. We are also carrying out process improvement activities to enable SGX126 to be produced in quantities sufficient for the additional preclinical toxicology studies. In the event of successful completion of these studies, we will submit an IND application for SGX126.
     Additional SGX MET inhibitors are being evaluated for possible selection as further MET development candidates.
BCR-ABL Program:
     Our BCR-ABL development program is focused on SGX393, a compound targeted for the treatment of relapsed and refractory CML, a cancer of the bone marrow. We submitted an Investigational New Drug application to the U.S. Food and Drug Administration for SGX393 in June 2008. SGX393 is an internally developed, potent, selective, orally bioavailable small molecule that inhibits wild-type BCR-ABL and many drug resistant forms of BCR-ABL, including the T315I mutant form of the kinase. We have also been collaborating with Novartis under a license and collaboration agreement we entered into in March 2006, to discover, develop and commercialize oral BCR-ABL inhibitors for the front-line treatment of CML. The research term of this agreement ended in late March 2008. Novartis remains responsible for the further preclinical and clinical development of BCR-ABL inhibitors identified under the collaboration, other than SGX393. We believe that one compound discovered within the collaboration is presently undergoing further evaluation at Novartis.
Other Drug Discovery Programs:
     Our drug discovery programs focus on a portfolio of other protein and enzyme targets that have been implicated in human cancers. These discovery targets include JAK2, RAS, RON, ALK, and IKKe. The most advanced of these programs are JAK2 and RON, which are in lead optimization, the phase of research prior to identification of a development candidate. In addition to these areas of focus, we are evaluating a number of additional oncology targets for future inclusion in our portfolio. We are advancing our internal oncology product pipeline through the application of our proprietary approach to drug discovery that is based upon the use of small fragments of drug-like molecules, or scaffolds, known as Fragments of Active Structures (“FAST”) and underpinned by a state-of-the-art X-ray crystallographic platform for the determination of protein structures.
CRITICAL ACCOUNTING POLICIES
     The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:
Revenue Recognition
     Our collaboration agreements and commercial agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of research costs, payments for ongoing research, payments associated with achieving specific milestones and, in the case of our collaboration agreements, development milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.
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
     We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are share-based payments subject to the provisions of SFAS No. 123R. Share-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2008 was $0.9 million and $1.5 million, respectively (excluding share-based compensation expense for share based awards to non-employees). At June 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $2.8 million, which is expected to be recognized over a weighted average period of 2.65 years. Total stock options granted during the three and six months ended June 30, 2008 and June 30, 2007 represented 0.3% and 3.26%, and 1.0% and 5.3%, of our total outstanding shares as of the end of each fiscal quarter, respectively.
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
     For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2008 using the Black-Scholes option pricing model, we have made a subjective estimate regarding our stock price volatility (weighted average of 73%). Expected volatility is based on average volatilities of the common stock of comparable publicly traded companies using a blend of historical, implied and average of historical and implied volatilities for this peer group of 10 companies, consistent with the guidance in SFAS No. 123R and SAB No. 107, Share Based Payment (“SAB No. 107”).
     Prior to January 1, 2008, we utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Equity Incentive Plan in accordance with the guidance set forth in SAB No. 107 due to the lack of adequate historical data with regard to exercise activity. For grants made subsequent to January 1, 2008, we continue to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under SAB No. 110. The expected term of options granted is derived from the average midpoint between vesting and the contractual term and is 6.08 and 6.07 years for the three and six months ended June 30, 2008, respectively.
     The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve on the first day of each month for which the option is granted for the expected term (weighted average of 3.29% and 3.01%, and 4.66% and 4.68%, for the three and six months ended June 30, 2008 and 2007, respectively).

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
Deferred Tax Asset Valuation Allowance
     Our estimate for the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance is based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2008 and December 31, 2007 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry-forwards and research and development tax credits.
     We have not completed a study to assess whether a change in control has occurred, or whether there have been multiple changes of control since our formation, due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future. If we experienced a greater than 50 percent change or shift in ownership over a 3-year time frame since its formation, utilization of its net operating losses or research and development credit carryforwards would be subject to an annual limitation under Sections 382 and 383. The annual limitation generally is determined by multiplying the value of our stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 .
RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 and 2007
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the three months ended June 30, 2008 and 2007 were $4.3 million and $8.5 million, respectively. The decrease of $4.2 million, or 49%, was primarily due to revenues recognized under our Novartis collaboration, which decreased by $2.3 million due to the conclusion of the research term of the collaboration in late March 2008 and a decrease of $1.4 million in revenues from our federal research grant. This decrease was primarily due to a decrease in our estimated overhead rates charged to the federal research grant.
Research and Development Expense.
     Research and development expenses for the three months ended June 30, 2008 and 2007 were $9.2 million and $10.5 million, respectively. The decrease of $1.3 million, or 12%, was primarily attributable to a $0.5 million decrease in salaries and related expenses, $0.4 million decrease in preclinical and clinical development of our MET inhibitors, and a $0.3 million decrease in laboratory supplies expense.
General and Administrative Expense.
     General and administrative expenses for the three months ended June 30, 2008 and 2007 were $2.3 million and $2.1 million, respectively. The increase of $0.2 million, or 10%, was primarily attributable to a $0.3 million increase in legal and professional fees offset by a $0.1 million decrease related to share-based compensation expense.

Interest Income (Expense), net
     Interest income (expense), net for the three months ended June 30, 2008 and 2007 was approximately $(7,000) and $131,000, respectively. During the three months ended June 30, 2008, our interest income decreased due to a lower average cash balance, but this was offset by a reduction in interest expense due to lower balances in our remaining debt obligations.
Six Months Ended June 30, 2008 and 2007
Collaboration, Commercial Agreement and Grant Revenue.
     Collaboration, commercial agreement and grant revenues for the six months ended June 30, 2008 and 2007 were $21.3 million and $19.5 million, respectively. The increase of $1.8 million, or 9%, was primarily due to revenues recognized under our Novartis collaboration, which increased by $6.8 million. The $6.8 million increase was primarily impacted by the conclusion of the research term of the collaboration in late March 2008, which led to the recognition of revenue related to that portion of the upfront payment which had not yet been recognized due to our prior estimate that we would substantially accomplish our contractual obligations in March 2010. The increase in collaborative revenue was offset by a $4.7 million decrease in revenues from our federal research grant. This decrease was primarily due to the recognition of $3.5 million of revenue during the first quarter of 2007 in connection with an agreement on the reimbursement of overhead costs that had been incurred since the commencement of the grant in July 2005.
Research and Development Expense.
     Research and development expenses for the six months ended June 30, 2008 and 2007 were $20.6 million and $20.5 million, respectively. The increase of $0.1 million, or less than 1%, was primarily attributable to a $1.2 million increase in preclinical and clinical costs related to the development of our MET inhibitors during the six months ended June 30, 2008 and was partially offset by a decrease of $0.5 million in salaries and related expenses and a decrease of $0.5 million in laboratory supplies expense.

Interest Income (Expense), net
     Interest income (expense), net for the six months ended June 30, 2008 and 2007 were $0.2 million and $0.3 million, respectively. During the six months ended June 30, 2008, our interest income decreased due to a lower average cash balance, partially offset by a reduction in interest expense due to lower balances in our remaining debt obligations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
     We have historically funded our operations primarily through the sale of our equity securities and funds received from our collaborations, commercial agreements, grants and debt financings.
     We have recorded revenues from our collaborations, commercial agreements and grants totaling $21.3 million, $34.7 million, and $27.8 million for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively.
     In September 2005, we entered into a line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation to provide $8.0 million of general purpose working capital financing and $2.0 million of equipment and leasehold improvements financing. In September and December 2005, we borrowed approximately $4.0 million and $4.9 million, respectively, of the funds available under this line of credit and equipment financing agreement for general purpose working capital needs and capital expenditures spending, and issued the lenders warrants to purchase an aggregate of 45,184 shares of our common stock, at an exercise price of $9.42 per share. In November and December of 2006, we borrowed the remainder of the available financing under this line of credit and equipment financing agreement of approximately $1.1 million, and issued the lenders warrants to purchase an aggregate of 5,771 shares of our common stock at an exercise price of $9.42 per share. As of June 30, 2008, an aggregate of approximately $2.5 million was outstanding under our line of credit and equipment financing agreement with Silicon Valley Bank and Oxford Finance Corporation. The debt agreements subject us to certain financial and non-financial covenants. As of June 30, 2008, we were in compliance with these covenants. These obligations are secured by our assets, excluding intellectual property, and are due in monthly installments through 2010. Outstanding debt obligations bear interest at effective rates ranging from approximately 10.19% to 11.03% and are subject to prepayment fees of up to 4% of the outstanding principal balance as of the prepayment date. We made principal payments on our debt of approximately $1.8 million in each of the six months ending June 30, 2008 and 2007, respectively.
Cash Flows
     Our cash flows for 2008 and beyond will depend on a variety of factors, some of which are discussed below.
     As of June 30, 2008, cash, cash equivalents and short-term investments totaled $23.7 million compared to $39.0 million at December 31, 2007. The decrease of $15.3 million is primarily due to cash used to fund ongoing operations and debt repayments, which were offset by cash received through our existing grant, collaborations and commercial arrangements.
     Net cash used in operating activities was $13.2 million during the six months ended June 30, 2008 and is primarily comprised of net loss for this period of $3.5 million, decrease in deferred revenue of $12.3 million, which is primarily related to the amortization of upfront fees into revenue from our Novartis collaboration, a decrease in accounts receivable of $1.8 million, and non-cash expenses of $2.3 million. For the six months ended June 30, 2007, net cash used in operating activities was approximately $4.2 million reflecting the net loss for this period of $5.1 million, a decrease in accounts payable and accrued liabilities of $1.7 million and a decrease in deferred revenue of $2.6 million, offset primarily by a net decrease in accounts receivable and other assets of $1.9 million and non-cash items totaling $3.3 million.

     Net cash used in investing activities was $0.3 million during the six months ended June 30, 2008 and represented capital equipment purchases. Net cash used by investing activities was $5.4 million during the six months ended June 30, 2007 and represented the purchase of short-term investments, net of cash provided by sales and maturities of short-term investments.
     Net cash used in financing activities was $1.6 million during the six months ended June 30, 2008, and was attributable to $1.8 million in principal payments on debt offset by net proceeds from the issuance of common stock of $0.2 million. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2007, primarily reflecting $1.8 million in principal payments on debt, offset by net proceeds from the issuance of common stock of $0.2 million.
     We are unable to estimate with certainty the costs we will incur in the preclinical and clinical development of product candidates we may develop. We expect our cash outflow to increase as we advance product candidates through preclinical and clinical development if such development is not funded by a collaborator, such as Novartis in the case of the BCR-ABL compounds, other than SGX393. We are funding the preclinical and any clinical development of SGX393. Our drug discovery program focuses on a portfolio of other protein and enzyme targets that have been implicated in human cancers, including JAK2, RAS, RON, ALK, and IKKe. We anticipate that we will make determinations as to which research and development projects to pursue, which to license to or partner with a third party, and how much funding to direct toward each project on an on-going basis in response to the scientific and clinical success of each product candidate and the potential terms associated with any particular licensing or partnering opportunity and other strategic and financial considerations. Due to the early stage of these programs, we do not believe that partnering any of these programs at this time will generate substantial near-term payments or cash flows.
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
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. In the event that the acquisition by Lilly is not consummated and we do not take any action to reduce our cash expenditures, such as by reducing headcount or curtailing some of our research or development activities, we believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second quarter of 2009. We are not currently pursuing new collaborations or commercial arrangements as a result of the pending merger transaction. If we continue as a stand-alone company, we will have to continue to finance our future cash needs through entering into new collaboration agreements, the sale of equity securities, strategic collaboration agreements and/or debt financing. However, as we are not currently pursuing partnering discussions as a result of the pending merger transaction, we may not be successful in obtaining additional collaboration agreements or commercial agreements before our cash is depleted. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to reduce our headcount, delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Many of our programs are at early stages of development and as a result we may not be able to generate significant revenue by partnering such programs. Failure to enter into new collaborations or otherwise obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements
     As of June 30, 2008, we had not invested in any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than as described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we typically maintain our portfolio of cash equivalents in a variety of securities, including commercial paper, money market funds, debt securities, and certificates of deposit. We are exposed to market risk primarily in the area of changes in conditions in the credit markets, as we hold one auction rate security (“ARS”). Consistent with the investment policy guidelines in place at the time, we purchased an ARS during 2007. Our ARS investment had an AAA/Aaa credit rating at the time of purchase and currently has a AAA/A rating. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at June 30, 2008 has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value of our ARS at June 30, 2008 was $0.8 million, which reflects a $0.2 million unrealized loss from the principal value held as of December 31, 2007. In October 2007, our investment policy was updated to eliminate future purchases of ARS.
     We do not have any material foreign currency or other derivative financial instruments. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 1% change in interest rates would have had a significant impact on our interest income for 2008. As of June 30, 2008, all of our cash equivalents were held in operating accounts and money market accounts.
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
     Unless otherwise indicated, the discussions in these risk factors as contained in this Quarterly Report on Form 10-Q, relate to SGX as a stand-alone entity and do not reflect the impact of the proposed merger.
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors, or risk factors that contain changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.
*Risks Related to Our Merger with Eli Lilly and Company
We cannot assure you that all conditions to the merger with Eli Lilly will be completed and the Merger consummated.
     On July 8, 2008, we announced that we had entered into the Merger Agreement with Lilly and a wholly owned subsidiary of Lilly in a transaction where we would become a wholly-owned subsidiary of Lilly. The Merger is subject to the satisfaction or waiver of closing conditions, including without limitation, the approval of the Merger Agreement by our stockholders, the expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, the absence of a material adverse effect on the Company since the signing of the Merger Agreement and obtaining all required consents and approvals in connection with the Merger. We cannot assure you that the conditions to the Merger will be satisfied or waived or that the Merger will close in the expected time frame or at all. It is not certain whether the Merger would proceed in the event that certain of our or Lilly’s closing conditions cannot be satisfied.
Failure to complete the Merger could negatively affect our stock price and future business and operations.
     If the Merger is not completed for any reason, the price of our common stock may decline, to the extent that the current market price of our common stock reflects a positive market assumption that the Merger will be completed. Furthermore, if the Merger Agreement is terminated, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the Merger Agreement, or at all, particularly since our cash balance continues to decline. In addition, we may not be able to enter into partnering arrangements or successfully pursue financing activities, or obtain adequate funding through other strategic opportunities. This could limit our ability to merge with another entity, continue as a stand-alone entity or otherwise pursue our strategic goals in an atmosphere of increased uncertainty. Speculation regarding the likelihood of the closing of the Merger could increase the volatility of our stock price.
Upon termination of the Merger Agreement under specified circumstances, we may be required to pay a termination fee to Lilly.
     Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Lilly a $2.0 million termination fee, plus an additional amount not to exceed $250,000 for expenses of Lilly, at a time when such a payment could materially and adversely affect our liquidity and our ability to continue our business operations or otherwise continue as a going concern.
If the Merger is not consummated, we may run out of cash and ultimately end up with no alternative other than to liquidate or seek protection under U.S. bankruptcy laws.
     If the Merger is not consummated, based on our existing cash, cash equivalents and short term investments, together with cash from existing collaborations, commercial agreements and grants, and anticipated cash needs, we, absent new financing or funding through partnering or financing activities or through other strategic opportunities, are projected to require additional cash infusion in the second quarter of 2009, or potentially sooner, and could ultimately end up with no alternative other than to liquidate or to seek protection under U.S. bankruptcy laws.
We will no longer exist as an independent public company following the Merger, if consummated, and our stockholders will forego any increase in our value.
     If the Merger is successful, we will no longer exist as an independent public company and our stockholders will forego any increase in our value that might have otherwise resulted from our possible growth or from the future advancement of our drug discovery and development programs.
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
     Revenue generation utilizing compounds identified by us from the application of our technologies, and our FAST drug discovery platform and related technologies is important to us to provide us with funds for reinvestment in our internal drug discovery and development programs. If we fail to enter into collaboration or out-licensing agreements on our second MET development candidate, SGX126, or on one or more of our other existing programs on acceptable terms, or at all, we may not generate sufficient revenue to support our internal discovery and development efforts. Many of our drug discovery and development programs are at early stages of development and, as a result, the revenues we may be able to generate by partnering such programs may not be adequate to continue to fund our business. In addition, since our existing collaborations and commercial agreements are generally not long-term contracts, we cannot be sure we will be able to continue to derive comparable revenues from these or other collaborations or commercial agreements in the future. Even if we successfully establish collaborations, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenue. Under our commercial arrangements with other pharmaceutical and biotechnology companies, such as under all of our beamline services agreements, we are providing specific services for fees without any interest in future product sales or profits. While we believe these commercial arrangements help to offset the expenses associated with our drug discovery efforts, they may force us to divert valuable resources from our own discovery efforts in order to fulfill our contractual obligations. As a result of the proposed acquisition by Lilly we are not currently pursuing additional collaborations or commercial arrangements. There is a risk our efforts to establish collaborations will be adversely affected by this gap, should we attempt to resume them in the event the proposed acquisition is not completed.
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
     Delays in the commencement or completion of clinical testing of any product candidate we may advance into clinical studies could significantly impact our product development costs and delay our ability to generate significant revenues. For example, although our Phase 1 clinical trials for SGX523 commenced on schedule in March of this year, we observed dose limiting toxicity in these trials at a lower dose than anticipated and have decided not to continue further development of SGX523. We do not know whether any clinical trials that we may plan in the future will begin on time or be completed on schedule, if at all. As a result of the proposed acquisition by Lilly, we may experience delays in commencing clinical trials for SGX393, for which we recently submitted an IND. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:
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
* The success of our BCR-ABL inhibitor program depends heavily on the activities of Novartis. If Novartis is unable to identify any development candidates or is unwilling to further develop or commercialize development candidates that may be identified under the collaboration, or experiences significant delays in doing so, our business may be harmed. As the research term of our collaboration with Novartis ended in late March 2008 and Novartis is responsible for the further discovery and development of drug candidates identified under the collaboration, other than SGX393, the future success of our BCR-ABL program for the treatment of front-line CML will depend in large part on the activities of Novartis with respect to compounds and potential drug candidates licensed to Novartis under the collaboration agreement. To date, the nomination of a development candidate has taken longer than anticipated, and we may experience further delays in the collaboration’s progress. It is possible that we and Novartis may never select a development candidate or commence clinical trials and we believe that only one compound is still being considered by Novartis. Now that the research phase is concluded, we believe that new compounds are not being generated by Novartis. We do not have a significant history of working together with Novartis and cannot predict the progress and success of the collaboration. While Novartis is subject to certain diligence obligations under the collaboration agreement, we cannot guarantee that Novartis will not reduce or curtail its efforts to discover and develop product candidates under the collaboration, because of changes in its research and development budget, its internal development priorities, the success or failure of its other product candidates or other factors affecting its business or operations. For example, Novartis markets Gleevec ® (imatinib mesylate) and has other drug candidates under development that could compete with any BCR-ABL inhibitor that may be developed under our collaboration with Novartis. It is possible that Novartis may devote greater resources to its other competing programs, or may not pursue as aggressively our BCR-ABL program or market as aggressively any BCR-ABL product that may result from our collaboration.

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
     We have very limited experience conducting clinical trials and have never obtained regulatory approvals for any drug. To date, we have filed only two IND applications, initiated two Phase 1 clinical trials (in which we observed dose limiting toxicity and discontinued further clinical development), and one Phase 2/3 clinical trial (which was ultimately suspended and terminated). We have not filed an NDA or commercialized a drug. We have no experience as a company in the sale, marketing or distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing commercialization capabilities will be expensive and time-consuming, could delay any product launch, and we may not be able to develop a successful commercial organization. To the extent we are unable or determine not to acquire these resources internally, we would be forced to rely on third-party clinical investigators, clinical research or marketing organizations. If we were unable to establish adequate capabilities independently or with others, our drug development and commercialization efforts could fail and we may be unable to generate product revenues.
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
     We have limited control over the amount and timing of resources that our current collaborators or any future collaborators (including collaborators resulting from a change of control) devote to our programs or potential products. In some instances, our collaborators, such as Novartis, may have competing internal programs or programs with other parties, and such collaborators may devote greater resources to their internal or other programs than to our collaboration and any product candidates developed under our collaboration. Our collaborators may prioritize other drug development opportunities that they believe may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products that arise out of our collaborative arrangements, such as SGX393, or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, in the event of termination of a collaboration agreement, termination negotiations may result in less favorable terms than we would otherwise choose. The proposed transaction with Lilly, if not consummated, may have an adverse effect on our continuing relationships with our present and potential future collaborators who may regard us as unlikely to remain viable and independent for the long term, potentially reducing the value of the existing collaborations and the probability of establishment of new collaborations.
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
     Conflicts may arise between our collaborators and us, such as conflicts concerning which compounds, if any, to select for pre-clinical or clinical development, the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions, the exercise of reacquisition or other rights or the ownership of intellectual property developed during the collaboration. The proposed transaction with Lilly, if not consummated, may have an adverse effect on our continuing relationships with our present and potential future collaborators, who may regard us as unlikely to remain viable and independent for the long term, potentially reducing the value of the existing collaborations and the probability of establishment of new collaborations. If any conflicts arise with existing or future collaborators, they may act in their self-interest, which may be adverse to our best interests. Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:
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
*Our drug discovery efforts are dependent on continued access to and use of our beamline facility, which is subject to various governmental regulations and policies and a user agreement with the University of Chicago and the U.S. Department of Energy. If we are unable to continue the use of our beamline facility, we may be required to delay, reduce the scope of or abandon some of our drug discovery efforts, and may fail to perform under our collaborations, commercial agreements and grants, which would result in a material reduction in our revenue.
     We generate protein structures through our beamline facility, housed at the Advanced Photon Source at the Argonne National Laboratory, a national synchrotron-radiation facility funded by the U.S. Department of Energy, Office of Science, and Office of Basic Energy Sciences, located in Argonne, Illinois. Accordingly, our access to and use of the facility is subject to various government regulations and policies. Our access to the beamline facility is subject to a user agreement with the University of Chicago and the U.S. Department of Energy with a term expiring in January 1, 2014. Although the term of our user agreement automatically renews for successive one-year periods after the end of the five year term, the University of Chicago may terminate the agreement and our access to the beamline facility by providing 60 days’ notice prior to the beginning of each renewal period. In addition, the University of Chicago may terminate the agreement for our breach, subject to our ability to cure the breach within 30 days. In the event our access to or use of the facility is restricted or terminated, we would be forced to seek access to alternate beamline facilities. There are currently only a very small number of alternate beamline facilities worldwide, which we believe are comparable to ours. To obtain equivalent access at a single alternate beamline facility would likely require us building out a new beamline at such facility which could take over two years and would involve significant expense. However, we cannot be certain that we would be able to obtain equivalent access to such a facility on acceptable terms or at all. In the interim period, we would have to obtain beamline access at a combination of facilities, and there is no guarantee that we would be able to obtain sufficient access time on acceptable terms or at all. If alternate beamline facilities are not available, we may be required to delay, reduce the scope of or abandon some of our early drug discovery efforts. We may also be deemed to be in breach of certain of our commercial agreements. Even if alternate beamline facilities are available, we cannot be certain that the quality of or access to the alternate facilities will be adequate and comparable to those of our current facility. Failure to maintain adequate access to and use of beamline facilities may materially adversely affect our ability to pursue our own discovery efforts and perform under our collaborations, commercial agreements and grants, which are our current primary source of revenue.

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
     We are aware of competitive products in each of the markets we target. These competitive products include approved and marketed products as well as products in development. With respect to our MET program, we are aware of a number of companies working in the area of small molecule inhibitors of MET, which are at varying stages of preclinical or clinical development, including Exelixis, Inc., Arqule, Inc., Pfizer, Inc., SuperGen, Inc., Methylgene Inc., Johnson & Johnson and Merck and Co. Ltd. We are also aware of a number of companies working in the area of biological agents that interfere with MET, which are at varying stages of preclinical or clinical development, including Amgen, Inc., Schering Plough Corporation, Takeda Pharmaceutical Company Ltd., Genentech, Inc. and Astra Zeneca Ltd. In some cases, these competing programs have launched phase II clinical trials.
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
     With respect to our drug discovery programs, in particular JAK2 and ALK, we are aware of a number of companies that have programs directed at these targets which are at varying stages of preclinical or clinical development. In some cases, these competing programs have launched phase II clinical trials.
     Significant competitors in the area of fragment-based drug discovery include Astex Therapeutics Limited, Plexxikon Inc., Evotec AG, Vernalis Plc., and Active Site, Inc. In addition, many large pharmaceutical companies are exploring the internal development of fragment-based drug discovery methods.
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
*If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any products we may develop, we may not be able to generate product revenue.
     We do not currently have a sales organization for the sales, marketing and distribution of pharmaceutical products. In order to commercialize any products, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We will explore sales and marketing strategies for our product candidates once we are further along the development path with our product candidates. The establishment and development of our own sales force to market any products we may develop in North America will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell any products we may develop in North America. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.
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
     Since we were incorporated in 1998, we have increased the number of our full-time employees to 118 as of June 30, 2008. In the future, we may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations, continue our research and development and collaborative activities, progress our product candidates through preclinical studies and clinical trials, and eventually commercialize any product candidates for which we are able to obtain regulatory approval. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this potential future growth. Setbacks in our perceived prospects for future success, such as the recent discontinuation of SGX523 clinical development, may make it more difficult to maintain or grow our organization sufficiently to accomplish our objectives, even if funding is available. These setbacks and other factors, such as a lack of adequate resources to fund all or a portion of our research and development programs, may require that we substantially reduce the number of our full time employees and generally reduce the size of our organization, which could likely adversely effect our business and the potential value of our drug discovery and development programs. Our need to effectively manage our operations, potential future growth and various projects requires that we manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and third parties, continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
     If the proposed acquisition by Lilly is completed, we expect that Lilly will make the organizational changes that it considers appropriate. If the proposed acquisition by Lilly is not consummated we may need to decrease the number of our employees. Reducing our workforce may lead to additional unanticipated attrition. If our future staffing is inadequate because of additional unanticipated attrition or because we failed to retain the staffing level required to accomplish our business objectives we may be unable to continue the development of our product candidates or the development may otherwise be substantially delayed, which could impede our ability to generate revenues and our business could be adversely affected.
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
     Historically, we have funded our operations through a combination of proceeds from offerings of our equity securities, collaborations, commercial agreements, grant revenue, and debt financing. Based on the level of revenue that we have generated historically from collaborations, commercial agreements and grants and our business strategy to continue to pursue new collaborations and commercial agreements, we have factored into our budgeted revenue, a certain amount of revenue from anticipated new collaboration and commercial agreements. However, as a result of the potential acquisition by Lilly we are not actively pursuing partnering discussions. In the event that the acquisition by Lilly is not consummated and we do not take any action to reduce our cash expenditures, such as by reducing headcount or curtailing some of our research or development activities, we believe that our existing cash, cash equivalents and short-term investments, together with interest thereon and cash from existing collaborations, commercial agreements and grants, will be sufficient to meet projected operating requirements into the second quarter of 2009. We will need to raise substantial additional capital to finance our operations, through any or all of the following: public or private debt or equity financing, merger or acquisition, new collaborative agreements, new credit facilities and/or other sources. Many of our programs are at early stages of development and as a result we likely would not be able to generate significant revenue by partnering such programs. Our additional funding requirements will depend on, and could increase significantly as a result of, many factors, including the:
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
     We may not be successful in obtaining additional financing when needed or in receiving milestone or royalty payments under existing agreements. In addition, we cannot be sure that even if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs, reduce the size of our workforce, and/or to relinquish greater or all rights to some or all of our product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If adequate funds are not available, we may be required to pursue other strategic opportunities, including other potential merger or acquisition strategies.
* We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.
     We have incurred substantial net operating losses since our inception. For the years ended December 31, 2007 and 2006, we had a net loss attributable to common stockholders of $16.0 million and $28.1 million, respectively. For the three and six months ended June 30, 2008, we reported a net loss of $7.2 million and $3.5 million, respectively. As of June 30, 2008, we had an accumulated deficit of approximately $183.2 million.
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
     Our ability to become profitable depends upon our ability to generate significant continuing revenues. To obtain significant continuing revenues, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing product candidates with significant market potential. However, we cannot guarantee when, if ever, products resulting from our MET, BCR-ABL or other oncology programs will generate product sales, or that any such sales will be sufficient to allow us to become profitable. We had revenues from collaborations, commercial agreements and grants totaling $4.3 million and $21.3 million for the three and six months ended June 30, 2008, respectively and totaling $34.7 million and $27.8 million for the years ended December 31, 2007 and 2006, respectively. As described above, the $21.3 million of revenue for the six months ended June 30, 2008 includes approximately $10.8 million of deferred revenue recognized upon the conclusion of the research term under our Novartis collaboration which ended in late March 2008. Though we anticipate that in the event that the proposed acquisition by Lilly is not consummated, our existing and future collaborations, commercial agreements and grants will continue to be our primary sources of revenues for the next several years, these revenues alone will not be sufficient to lead to profitability. Because many of our programs are at early stages of development, we likely would not be able to generate significant revenue by partnering such programs in the near term and will likely not be adequate to provide sufficient working capital to continue as a going concern. As a result of the proposed acquisition by Lilly we are not currently pursuing our partnering activities.
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
     In the event that the Merger is not consummated, we may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, as we did in our recent collaboration with Novartis, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
Our quarterly operating results may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. The revenues we generate, if any, and our operating results will be affected by numerous factors, including:
•	our addition or termination of research programs or funding support;

•	variations in the level of expenses related to our product candidates or research programs;

•	Adverse developments in connection with or the failure to consummate the proposed transaction with Lilly;

•	our execution of collaborative, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•	any intellectual property infringement lawsuit in which we may become involved; and

•	changes in accounting principles.
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
     Our short-term investment held as of June 30, 2008 and December 31, 2007 consists of an ARS with an original par value of $1.5 million. We recorded an unrealized loss associated with this ARS as of June 30, 2008. We recorded a realized loss associated with this ARS as of December 31, 2007. This ARS is a debt instrument with a long-term maturity and an interest rate that is reset in short-term intervals through auctions. Our ARS matures in 2017 and was purchased within our previous investment policy guidelines during 2007. The ARS had an AAA/Aaa credit rating at the time of purchase and currently has a AAA/A rating. With the liquidity issues experienced in global credit and capital markets, this ARS has experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The estimated market value at June 30, 2008 was $0.8 million, which reflects an unrealized loss of $0.2 million from the principal value held as of December 31, 2007. In October 2007, our investment policy was updated to eliminate future purchases of ARS. If the credit ratings of the ARS issuer deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the fair value of the investment through an additional impairment charge, which could negatively affect the Company’s financial condition. There is no guarantee that we will be able to liquidate our ARS or that we will not incur further realized losses.
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
     Until our initial public offering in February 2006, there was no market for our common stock, and despite our initial public offering, an active public market for these shares may not develop or be sustained. Other than in connection with the announcement of the proposed transaction with Lilly, we have had relatively low volume of trading in our stock since our initial public offering and we do not know if the trading volume of our common stock will increase in the future. Our stock has traded as high as $11.38 and as low as $1.18 per share in the period from February 3, 2006 through July 1, 2008. The stock market has experienced significant volatility with respect to pharmaceutical and biotechnology based company stocks. Although our stock price has remained near $3.00 per share since we announced the proposed transaction with Lilly, our stock price has historically fluctuated significantly (and it may continue to fluctuate) in response to a number of factors, most of which we cannot control, including:
•	changes in the preclinical or clinical development status of or clinical trial results for our product candidates;

•	announcements of new products or technologies, commercial relationships or collaboration arrangements or other events by us or our competitors, or investor expectations with respect to such arrangements or events;

•	events affecting our collaborations, commercial agreements and grants;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	Adverse developments in connection with or the failure to consummate the proposed transaction with Lilly;

•	additions or departures of key personnel;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities; and

•	changes in accounting principles generally accepted in the United States.
     In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price or in connection with transactions such as the proposed acquisition by Lilly. Any such litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.
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
     Our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 77% of our common stock. As a result, these stockholders, acting together, are able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. These stockholders also may not act together and disputes may arise among these stockholders with respect to matters that require stockholder approval. Any disagreements among our significant stockholders, including among significant stockholders that are affiliated with members of our Board of Directors, may also make it more difficult for us to obtain stockholder approval of certain matters and may lead to distraction of management or have other adverse impact on our operations. In connection with the proposed transaction with Lilly, Lilly entered into a voting agreement with certain of the our officers, directors and significant stockholders who together represented approximately 26% of the our outstanding shares of common stock as of July 16, 2008 the record date for the special meeting of our stockholders to approve the Merger. The voting agreements provide, among other things, that these stockholders will vote their shares in favor of the approval of the Merger. The interests of this group of stockholders may not always coincide with the interests of other stockholders.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2008 annual meeting of stockholders held on June 5, 2008, the stockholders were asked to vote on two items as follows:
1.	The election of one director to hold office until the 2011 annual meeting of stockholders. The nominee for election was Karin Eastham. No other nominations were received in accordance with our Bylaws.

2.	The ratification of the selection by the audit committee of our board of directors of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
The results of the matters presented at the annual meeting of stockholders, based on the presence in person or by proxy of holders of 13,244,860 shares of the 20,645,872 shares of our common stock of record entitled to vote, were as follows:
1.	The election of Karin Eastham was approved to serve as our directors until the 2011 annual meeting of stockholders and until their successor is elected, as follows:

	For	Withheld
Karin Eastham	13,243,198	1,662
     The following individuals are continuing directors with terms expiring upon the 2009 annual meeting of stockholders: Christopher S. Henney and Joseph Turner. Louis C. Bock and Michael Grey are the directors whose term expires upon the 2010 annual meeting of stockholders.
2.	The ratification of the selection by the audit committee of our board of directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008 was approved as follows:

For	Against	Abstain
13,243,297	1,563	0

Item 6. EXHIBITS

Exhibit
Number	Description of Document

2.1(8)	Agreement and Plan of Merger, dated as of July 8, 2008, by and among Eli Lilly and Company, REM Merger Sub, Inc. and the Registrant.

3.1(1)	Form of Registrant’s Amended and Restated Certificate of Incorporation.

3.2(5)	Form of Registrant’s Amended and Restated Bylaws.

4.1(4)	Form of Common Stock Certificate of Registrant.

4.2(1)	Form of Warrant to Purchase Common Stock issued by Registrant in July 2005 to Timothy Harris and Linda Grais.

4.3(4)	Form of Warrants issued by Registrant in July 2002 to GATX Ventures, Inc.

4.4(3)	Amended and Restated Warrant issued by Registrant in January 2005 to Oxford Finance Corporation.

4.5(4)	Warrant issued by Registrant in July 2002 to Silicon Valley Bank.

4.6(1)	Amended and Restated Investor Rights Agreement dated April 21, 2005 between Registrant and certain of its stockholders.

4.7(2)	Form of Warrant issued by Registrant in September and December 2005 to Oxford Finance Corporation and Silicon Valley Bank.

4.8(5)	First and Second Amendments to Amended and Restated Investor Rights Agreement, dated October 31, 2005 and March 27, 2006, respectively, each between Registrant and certain of its stockholders.

4.9(6)	Form of Warrant issued by Registrant in November and December 2006 to Oxford Finance Corporation and Silicon Valley Bank.

4.10(7)	Form of Warrant issued by Registrant in November 2007.

10.1	2008 Executive Bonus Plan

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with the Registrant’s Registration Statement on Form S-1 on September 2, 2005 and incorporated herein by reference.

(2)	Filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on October 14, 2005 and incorporated herein by reference.

(3)	Filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 on November 14, 2005 and incorporated herein by reference.

(4)	Filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 on January 4, 2006 and incorporated herein by reference.

(5)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the commission on March 30, 2007 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 15, 2007, and incorporated herein by reference.

(7)	Filed with the Registrant’s Current Report on Form 8-K on November 20, 2007 and incorporated herein by reference.

(8)	Filed with the Registrant’s Current Report on Form 8-K on July 8, 2008 and incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGX PHARMACEUTICALS, INC.

/s/ W. Todd Myers W. Todd Myers
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
August 7, 2008